Form 10-Q
period 2022-04-30
INNSUITES HOSPITALITY TRUST
filed 2022-07-01
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

Number of outstanding Shares of Beneficial Interest, without par value, as of July 1, 2022: 9,117,513.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2022	JANUARY 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,853,557	$1,224,380
Accounts Receivable	165,563	128,270
Employee Retention Credit Receivable	701,582	350,791
Current Portion of Note Receivable (net)	-	-
Prepaid Expenses and Other Current Assets	106,895	117,868
Total Current Assets	4,827,597	1,821,309
Property and Equipment, net	7,457,954	7,579,313
Note Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,013,252	2,054,377
Finance Lease – Right of Use	41,623	48,560
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	383,750	273,750
TOTAL ASSETS	$17,649,176	$14,702,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$799,378	$901,369
Current Portion of Mortgage Notes Payable, net of Discount	214,138	174,956
Current Portion of Other Notes Payable	585,598	20,170
Current Portion of Operating Lease Liability	1,836	37,467
Current Portion of Finance Lease Liability	29,596	29,240
Total Current Liabilities	1,630,546	1,163,202
Notes Payable - Related Party	-	977,547
Mortgage Notes Payable, net of Discount	9,418,289	5,582,346
Other Notes Payable	-	551,017
Operating Lease Liability, net of current portion	2,272,811	2,273,278
Finance Lease Liability, net of current portion	15,344	22,878
TOTAL LIABILITIES	13,336,990	10,570,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,123,589 and 9,079,513 shares issued and 9,063,718 and 9,079,513 shares outstanding at April 30, 2022 and January 31, 2022, respectively	6,787,184	6,599,069
Treasury Stock, 59,871 and 44,076 shares held at cost at April 30, 2022 and January 31, 2022, respectively	(170,425)	(130,464)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,616,759	6,468,605
NON-CONTROLLING INTEREST	(2,304,573)	(2,336,564)
TOTAL EQUITY	4,312,186	4,132,041
TOTAL LIABILITIES AND EQUITY	$17,649,176	$14,702,309

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2022	2021
REVENUE
Room	$2,087,170	$1,364,305
Food and Beverage	15,777	15,474
Other	33,148	19,347
TOTAL REVENUE	2,136,095	1,399,126

OPERATING EXPENSES
Room	566,787	473,626
Food and Beverage	56,382	40,157
General and Administrative	601,454	456,377
Sales and Marketing	150,184	81,130
Repairs and Maintenance	107,353	90,780
Hospitality	77,436	52,397
Utilities	109,921	84,565
Depreciation	171,691	185,020
Real Estate and Personal Property Taxes, Insurance and Ground Rent	143,840	122,584
Other	5,907	19,069
TOTAL OPERATING EXPENSES	1,990,955	1,605,705
OPERATING INCOME (LOSS)	145,140	(206,579)
Other Income	105	37,174
Interest Income	15,626	88
PPP Loan Forgiveness	-	416,288
TOTAL OTHER INCOME	15,731	453,550
Interest on Mortgage Notes Payable	93,183	17,345
Interest on Other Notes Payable	42,292	72,465
TOTAL INTEREST EXPENSE	135,475	89,810
CONSOLIDATED NET INCOME BEFORE EMPLOYEE RETENTION CREDIT	25,396	157,161
Employee Retention Credit	350,791	-
CONSOLIDATED NET INCOME	$376,187	$157,161
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$188,072	$263,644
NET INCOME ( LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$188,115	$(106,483)
NET INCOME (LOSS) PER SHARE – BASIC & DILUTED	$0.02	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,086,010	9,129,719

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2022

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	188,115	-	-	188,115	188,072	376,187
Purchase of Treasury Stock	(15,795)	-	15,795	(39,961)	(39,961)	-	(39,961)
Distribution to Non-Controlling Interests	-	-	-	-	-	(156,081)	(156,081)
Balance, April 30, 2022	9,063,718	$6,787,184	59,871	$(170,425)	$6,616,759	$(2,304,573)	$4,312,186

FOR THE THREE MONTHS ENDED APRIL 30, 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572
Net Income	-	(106,483)	-	-	(106,483)	263,644	157,161
Shares of Beneficial Interest Issued for Services Rendered	63,000	93,555	-	-	93,555	-	93,555
Balance, April 30, 2021	9,120,730	$20,014,474	9,568,485	$(13,936,972)	$6,077,502	$(3,317,214)	$2,760,288

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$376,187	$157,161
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
PPP Loan Forgiveness	-	(416,288)
Employee Retention Credit	(350,791)	-
Stock-Based Compensation	-	93,555
Depreciation	171,691	185,020
Changes in Assets and Liabilities:
Accounts Receivable	(37,293)	(14,382)
Income Tax Receivable	-	67,966
Prepaid Expenses and Other Assets	10,973	(56,600)
Operating Lease	5,027	7,410
Finance Lease	(241)	99
Accounts Payable and Accrued Expenses	(83,108)	26,079
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,445	50,020

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(50,332)	(59,434)
Issuance of Payments on Convertible Note Receivable - UniGen	(110,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(160,332)	(59,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(26,359)	(58,705)
Borrowings on Mortgage Notes Payable	3,901,484	-
Borrowings on Note Payable - Related Party	977,546	38,737
Payments on Notes Payable - Related Party	(1,955,093)	(643,737)
Payments on Other Notes Payable	(4,472)	(21,500)
Borrowings on Other Notes Payable	-	550,854
Distributions to Non-Controlling Interest Holders	(156,081)	-
Repurchase of Treasury Stock	(39,961)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,697,064	(134,351)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,629,177	(143,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,224,380	1,702,755
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,853,557	$1,558,990

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2022, AND JANUARY 31, 2022

AND FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2022, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels. IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, that own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $383,000 in UniGen’s privately-held common stock, and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% interest in the Partnership as of April 30, 2022 and January 31, 2022, respectively. The Trust’s weighted average ownership for the three months ended April 30, 2022 and 2021 was 75.98% and 75.89%, respectively. As of April 30, 2022, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Partnership, a subsidiary, manages the Hotels’ daily operations under 2 management agreements. The Trust also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust, RRF and the Partnership have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, either of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed but the Trust is willing to consider offers for each Hotel. Each of the Hotels is being made available at a price that management believes is reasonable in relation to its current fair market value, earnings, profits, and replacement cost.

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

(i)	Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On April 30, 2022 and January 31, 2022, 200,003 Class A Partnership units were issued and outstanding, representing 1.51% of the total Partnership units, respectively. Additionally, as of April 30, 2022 and January 31, 2022, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on April 30, 2022 and January 31, 2022, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of April 30, 2022, and January 31, 2022, the Trust owns 10,037,476 general partner units in the Partnership, representing 75.98% of the total Partnership units.

LIQUIDITY

Two of the Trust’s principal sources of cash to meet its cash requirements, including distributions to its shareholders, is monthly hotel management fee income and our share of the Partnership quarterly distributions coming from the Tucson Hotel and cash flow; and quarterly distributions and cash flow from the Albuquerque, New Mexico property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets. The virus related travel slowdown caused hotel quarterly distributions from both the Albuquerque and Tucson hotels to be temporarily put on hold May 15, 2020, which was reinstated on February 15, 2022.

At a future date, the Trust may receive cash from hotel and energy operations and/or full or partial sale of one or both hotels, and/or its UniGen diversification investment.

As of April 30, 2022, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2022, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of April 30, 2022, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of April 30, 2022.

With approximately $3,854,000 of cash, as of April 30, 2022, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, or a possible merger. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, merging, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

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

Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2022.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed indicating the recovery of economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

The Trust’s operations are affected by numerous factors, including the economy, inflation, virus/pandemic, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended April 30, 2022.

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

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, complimentary breakfast, and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the three months ended April 30, 2022 and the fiscal year ended January 31, 2022.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT fully paid restricted Shares per year. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees. From time to time, the Trustees and key employees receive one-time fully paid restricted share grants, as well.

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

NET INCOME PER SHARE

Basic and diluted net income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,174,041 Shares of the Beneficial Interest, as discussed in Note 1.

For the three months ended April 30, 2022 and 2021, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 and 3,185,746 in addition to the basic shares outstanding for the three months ended April 30, 2022 and 2021, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2022 and 2021 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $109,000 and $45,000 for the three months ended April 30, 2022 and 2021 respectively, and is reported in the consolidated Statement of Operations.

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

CONVERTIBLE NOTE RECEIVABLE IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) at an annual interest rate of 6% (approximately $15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

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

UniGen has agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. The balance on this line of credit as of April 30, 2022 is $0. Subsequent to April 30, 2022, no activity has occurred with this line of credit and thus no draws have been taken.

The total of all stock ownership upon conversion of the note receivable and exercise of all warrants would total approximately 3 million UniGen shares, which amounts to approximately 25% of fully diluted UniGen equity.

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

During the first Fiscal Quarter (February 1, 2022 to April 30, 2022), three months ended April 30, 2022, the Trust reinvested $15,000 of interest income to exercise 15,000 warrants for 15,000 shares of common stock in UniGen. Additionally, the Trust exercised 80,000 warrants for a total of $80,000 for 80,000 shares of common stock in UniGen.

As of April 30, 2022, IHT held 290,000 common shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. management recently reported progress on several fronts of the InnSuites Hospitality Trust (IHT) efficient clean energy innovation diversification investment including the following:

1. Despite travel and supply chain disruptions including “reshoring” of a portion of UniGen parts, UniGen management targets the UPI 1000 NG first prototype to be in operation on or before December 2022 subject to continuing supply chain delay challenges, and subject to available cash of UniGen.

2. Due to global travel and economic events, an increasingly unreliable American power grid, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and has increased the planned power plant price. The initial order for thirty units was recently reaffirmed.

3. UniGen recently raised an additional $1.3 million through early existing UniGen warrant exercises, including a $300,000 commitment from IHT, of which $190,000 is to be funded later this year as part of a pre-production GenSet capital raise.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They have two of the six Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UNIGEN to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

3. OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 27, 2022 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Albuquerque, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the three months ending April 30, 2022 and 2021, the Trust sold 0 units for $10,000 per unit, respectively.

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

During the three months ended April 30, 2022 and the fiscal year ended January 31, 2022, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY AND EQUIPMENT

As of April 30, 2022, and January 31, 2022, hotel properties consisted of the following:

HOTEL SEGMENT
	April 30, 2022	January 31, 2022
Land	$2,500,000	$2,500,000
Building and improvements	10,605,371	10,577,297
Furniture, fixtures and equipment	4,136,659	4,114,400
Total hotel properties	17,242,030	17,191,697
Less accumulated depreciation	(9,834,003)	(9,664,472)
Hotel properties, net	7,408,027	7,527,225

As of April 30, 2022, and January 31, 2022, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	April 30, 2022	January 31, 2022
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,879
Total property, plant and equipment	475,545	475,546
Less accumulated depreciation	(425,618)	(423,458)
Property, Plant and Equipment, net	$49,927	$52,088

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with $ 3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016.

As of April 30, 2022, and January 31, 2022, the mortgage loan balance was approximately $8,447,000 and $4,561,000, respectively. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2022, the mortgage loan balance was approximately $1,299,000, net of financing fees of approximately $14,000.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2022, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of April 30, 2022, and January 31, 2022, the Trust had an amount payable of approximately $0 and $977,000, respectively. During the three months ended April 30, 2022 and 2021, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of April 30, 2022, the Trust had approximately $20,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 146,124 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of April 30, 2022, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2022.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of April 30, 2022.

On July 1, 2019, the Trust and Partnership together entered into an unsecured loan, totaling $100,000 with an individual investor at 4.0% interest only, payable monthly. The loan has been subsequently extended to December 2022. The total principal amount of this loan is $100,000 as of April 30, 2022.

As a result of the Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) loans through the Paycheck Protection Program (“PPP”). Loans in the amount of approximately $229,000, $188,000, and $87,000, for Tucson, Albuquerque, InnSuites Hospitality, respectively, were granted and received.

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

On March 5, 2021, the Albuquerque hotel received another PPP Loan in the amount of $253,253. On March 15, 2021, the Tucson hotel received an additional PPP Loan in the amount of $297,601. Both of these loans were forgiven in July, 2021. The forgiveness was recognized as other income for GAAP Financial Statement purposes, and is also tax free for tax purposes.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2022 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2023	157,650	585,598	-	743,248
2024	223,680	-	-	223,680
2025	234,169	-	-	234,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
Thereafter	8,508,023	-		8,508,023
	$9,632,427	$585,598	$-	$10,218,025

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

For the three months ended April 30, 2022 and 2021, the Trust repurchased 15,795 and 0 Shares of Beneficial Interest at an average price of $2.53 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2022, and January 31, 2022, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of April 30, 2022, and January 31, 2022, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 64.84% and 64.72% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2022, and January 31, 2022, the Trust owned 75.98% of the Partnership, respectively. As of April 30, 2022, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.00% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, currently receiving a $36,000 annual salary.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $118,000 and $84,000 in cash for interest for the three months ended April 30, 2022 and 2021, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the three months ended April 30, 2022 and 2021, respectively. Cash paid for taxes for the three months ended April 30, 2022 and 2021 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2022 and January 31, 2022, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $48,000 and $31,000 for the three months ended April 30, 2022 and 2021, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2022. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

14. LEASES

The Trust has operating leases for its land leased in Albuquerque, New Mexico, and a cable equipment finance lease in Tucson, Arizona. All leases are non-cancelable.

Operating Leases

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Trust’s lease costs for the three months ended April 30, 2022:

Three Months Ended
April 30, 2022
Operating Lease Costs:
Operating lease cost*	52,558

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,027

Lease obligations:
Operating leases, net	$2,274,647
Long-term obligations	$2,272,811

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2022
Operating leases	35

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of April 30, 2022 are as follows:

For the Years Ending January 31,
2023	$84,087
2024	112,116
2025	112,116
2026	112,116
2027	112,116
Thereafter	4,927,079
Total minimum lease payments	$5,459,630
Less: amount representing interest	3,184,983
Total present value of minimum payments	2,274,647
Less: current portion	$1,836
Long term portion of operating lease liability	2,272,811

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the three months ended April 30, 2022:

Three Months Ended
April 30, 2022
Finance Lease Costs:
Amortization of right-of-use assets	$6,937
Interest on lease obligations	603

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(241)

Lease obligations:
Finance leases, net	$44,940
Long-term obligations	$15,344

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2022
Finance leases	2

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of April 30, 2022 are as follows:

For the Years Ending January 31,
2023	23,343
2024	23,343
Total minimum lease payments	$46,686
Less: amount representing interest	1,746
Total present value of minimum payments	44,940
Less: current portion	$29,596
Long term portion of finance lease liability	15,344

15. SHARE-BASED PAYMENTS

On May 31, 2022, an additional grant to Officers, Trustees, and Key Employees totaling 38,000 fully paid IHT restricted shares were issued. The aggregate grant date fair value of these Shares was approximately $99,840. These shares partially vest on December 31, 2022, and May 31, 2023, in two equal amounts.

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

As of April 30, 2022, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with an extension to May 2023, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

18. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021 and Fiscal Year 2022, ended January 31, 2022.

COVID-19 and its consequences had dramatically reduced travel and demand for hotel rooms, in 2021 and 2022. We believe that lodging demand and revenue level are now in a recovery stage.

19. OCCUPANCY TAX

No occupancy tax assessments have transpired since September 2020. Management has assessed the materiality of the discrepancy on prior reported periods and has concluded it is qualitatively immaterial to the readers of our Consolidated Financial Statements.

20. EMPLOYEE RETENTION TAX CREDIT

The Trust in in the process of working to review Economic Relief through a Credit allowed for Entities that suffered financial hardship during the Covid-19 Pandemic, under the CARES (The Coronavirus Aid, Relief, and Economic Security) Act (2020), and The Consolidated Appropriations Act (2021). Both provided fast and direct economic assistance for American workers, families, small businesses, and industries, by the U.S. Department of the Treasury along with Congress. This Credit was available for all Entities impacted by the Virus and who paid Employment Taxes, while trying to remain solvent and viable. It is a fully refundable tax credit for Eligible Employers that paid employees to carry on a trade or business that was partially or fully suspended during any calendar year 2020; or that experienced significant decline in gross receipts during any calendar quarter in 2020, due to COVID-19.

As a result of both legislative acts, the Trust will be receiving approximately $2.9 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2022. The Trust has further conservatively recognized an additional 12% approximately of the total anticipated Tax Credit receivable for the Quarter ended April 30, 2022.

21. DISSOLUTION OF INNSUITES HOTELS INC.

An InnSuites subsidiary (RHL), previously provided management of the hotels, including the daily operations of both Trust Hotels, until April of 2021. This entity was a Covid related economic casualty that was dissolved, prior to the most recent Fiscal Year end.

22. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2022 and 2021, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust will pay the scheduled semiannual $0.01 dividend payable on July 31, 2022.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the First Fiscal Quarter combined months of February, March, and April 2022. Furthermore, May has also started the Second Fiscal Quarter (May 1, 2022, through July 31, 2022), with tentative record-breaking results. These are all encouraging signs for InnSuites and the Southwest Travel Industry, and continue to indicate that things are progressing positively and heading in the right direction as the Travel Industry, the Economy as a whole, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and recover.

On May 31, 2022, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 38,000 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $99,840. These shares partially vest on December 31, 2022, and May 31, 2023, in two equal amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2022.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;
●	inflation and economic recession;

●	terrorist attacks or other acts of war;

●	local, national, or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and
●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2022 the Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Hotels are branded through membership agreements with Best Western, and both are also trademarked as “InnSuites”. We are also involved in various operations incidental to the operation of hotels, such as the operation of a restaurant and bar, and meeting/banquet room rentals.

At April 30, 2022, we owned a direct 21.00% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

Our operations consist of one reportable segment – Hotel Ownership & Hotel Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the hotel and travel industries. Although hotel operations have now bounced back, virus-related travel slowdown in the Fiscal Year 2021, (February 1, 2020 to January 31, 2021), and Fiscal Year 2022, (February 1, 2021 to January 31, 2022), negatively impacted hotel room demand and pricing, which reduced our profit margins. Increases in supply or decline in demand could result in increased competition, which could have an adverse effect on the rates and occupancy revenue of the Hotels in their respective markets.

Over time, we expect our UniGen diversification efficient clean energy generation investment to grow and provide a substantial source of income in the foreseeable future.

We expect the current Fiscal Year 2023 to be continued recovery of the travel industry, continued recovery of our Hotel’s occupancy levels, continued recovery of room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value which is believed by management to be substantially higher than lower book values, over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately three years, which could result up to 25% ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations

HOTEL OPERATIONS

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

The following tables show historical financial and other information for the periods indicated:

	For the Fiscal Year Ended
Albuquerque	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	83.40%	78.60%	4.80%	6.11%
Average Daily Rate (ADR)	$94.23	$68.08	$26.15	38.41%
Revenue Per Available Room (REVPAR)	$78.59	$53.50	$25.09	46.90%

	For the Fiscal Year Ended
Tucson	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	81.06%	79.00%	2.06%	2.61%
Average Daily Rate (ADR)	$113.54	$76.89	$36.65	47.67%
Revenue Per Available Room (REVPAR)	$92.04	$60.74	$31.30	51.53%

	For the Fiscal Year Ended
Combined	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	82.02%	78.85%	3.17%	4.02%
Average Daily Rate (ADR)	$105.45	$74.84	$30.61	40.90%
Revenue Per Available Room (REVPAR)	$86.50	$59.01	$27.49	46.59%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2022 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2021.

A summary of total operating results of the Trust for the twelve month trailing periods ended April 30, 2022 and 2021 is as follows:

	FY 2022/23	FY 2021/22	Change	% Change
Total Revenues	$7,146,769	$4,155,622	$2,991,147	72%
Operating Expenses	7,098,385	6,891,526	206,859	3%
Operating Income (Loss)	48,384	(2,735,904)	2,784,288	102%
Interest Income and Other	623,645	712,114	(88,469)	(12)%
Interest Expense	(412,900)	(362,693)	(50,207)	(14)%
Employee Retention Benefit	701,582	-	701,582	100%
Income Tax Benefit	50	68,661	(68,611)	(100)%
Consolidated Net Income (Loss)	960,761	(2,317,822)	3,278,583	141%

RESULTS OF OPERATIONS FOR THE FISCAL THREE MONTHS ENDED APRIL 30, 2022 COMPARED TO THE FISCAL THREE MONTHS ENDED APRIL 30, 2021

A summary of total operating results of the Trust for the three months ended April 30, 2022 and 2021 is as follows:

	Q1 2022	Q1 2021	Change	% Change
Total Revenues	$2,136,095	$1,399,126	$736,969	53%
Operating Expenses	1,990,955	1,605,705	385,250	24%
Operating Income (Loss)	145,140	(206,579)	351,719	170%
Interest Income and Other	15,731	453,550	(437,819)	(97)%
Interest Expense	(135,475)	(89,810)	(45,665)	(51)%
Employee Retention Benefit	350,791	-	350,791	0%
Consolidated Net Income	376,187	157,161	219,026	139%

The Trust operations are comprised of one reportable segment, Hotel Ownership & Hotel Management Services (continuing operations) segment that performs management services and has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The Trust does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE:

For the First Fiscal Quarter three months ended April 30, 2022, we had total revenue of approximately $2.14 million compared to approximately $1.40 million for the three months ended April 30, 2021, an increase of approximately $0.7 million. In the prior fiscal years ended January 31, 2022, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended April 30, 2022, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income for the three months ended April 30, 2022 was approximately $376,000 which is an increase of approximately $220,000 from the same prior Fiscal Quarter for the same period of $157,161. Earnings Per Share based on this Consolidated Net Income amount were $0.05, up $0.03 from the prior year of $0.02, and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income (loss) attributable to Controlling Interest was $0.02, up from the prior year similar three month period of ($0.01).

Total Trust Equity increased to $4,312,186 at the end of Fiscal First Quarter 2023, up approximately $1.6 million, from the $2,760,288 reported at the end of the prior Fiscal First Quarter 2021. Net Income before non-cash depreciation expense was $359,806 for the Fiscal First Quarter ended April 30, 2022, compared to $78,537 for the Fiscal First Quarter ended April 30, 2021, which is an increase of approximately $281,269.

We realized a 53% increase in room revenues during the three months ended April 30, 2022 as room revenues were approximately $2.09 million for the three months ending April 30, 2022 as compared to approximately $1.36 million for the three months ending April 30, 2021. Due to increased demand as the hospitality and travel industry recovers, food and beverage revenue increased 2% to approximately $16,000 for the three months ending April 30, 2022 as compared to approximately $15,000 during the three months ending April 30, 2021, an increase of approximately $1,000. During Fiscal Year 2023, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $2.0 million for the three months ended April 30, 2022 reflecting an increase of approximately $0.4 million, or 24%, compared to total expenses net of interest expense of approximately $1.6 million for the three months ended April 30, 2021. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $567,000 for the three months ended April 30, 2022 compared to approximately $474,000 in the prior year three month period for an increase of approximately $93,000, or 20%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2022, food and beverage expenses increased approximately $16,000, or 40%, to approximately $56,000 for the three months ended April 30, 2022, compared to approximately $40,000 for the three months ended April 30, 2021. The increase in cost relative to the increase in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $601,000 for the three months ended April 30, 2022, increased approximately $145,000 from approximately $456,000 for the three months ended April 30, 2021 primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $69,000, or 85%, to approximately $150,000 for the three months ended April 30, 2022 from approximately $81,000 for the three months ended April 30, 2021. Increased focus on sales and marketing due to the rebound in hotel occupancy drove the increase.

Repairs and maintenance expense increased by approximately $16,000, or 18%, from approximately $91,000 reported for the three months ended April 30, 2021 compared to approximately $108,000 for the three months ended April 30, 2022. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $25,000, or 48%, from $52,000 for the three months ended April 30, 2021 to approximately $77,000 for the three months ended April 30, 2022. The increase was primarily due to COVID-19 regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expenses increased approximately $25,000, or 30%, to approximately $110,000 reported for the three months ended April 30, 2021 compared with approximately $85,000 for the three months ended April 30, 2022.

Hotel property depreciation expenses decreased by approximately $13,000 from approximately $185,000 reported for the three months ended April 30, 2021 compared to approximately $172,000 for the three months ended April 30, 2022. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $21,000, or 17%, to approximately $144,000 reported for the three months ended April 30, 2022 compared with approximately $123,000 for the three months ended April 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions to our investors of our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Potential future real estate hotel sales is another future source of cash. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona and Albuquerque, New Mexico. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson and Albuquerque.

Hotel operations were significantly affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2022, as the travel industry continues to rebound.

With approximately $3.8 million of cash as of April 30, 2022 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its revenues to build market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended April 30, 2022.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no additional new-build hotel supply in our markets during the remaining Fiscal Year 2023, and accordingly we anticipate a continued rebound of revenues and operating margins. We expect challenges for the upcoming fiscal year to be inflation, cost control, travel, leisure, corporate, group, and government business continued rebound to grow occupancy and further increase room rates while maintaining and/or building market share.

Cash provided by operating activities from continuing operations totaled approximately $92,000 during the three months ended April 30, 2022 as compared to net cash provided of approximately $50,000 during the three months ended April 30, 2021. Consolidated net income was approximately $376,000 for the three months ended April 30, 2022 as compared to consolidated net income for the three months ended April 30, 2021 of approximately $157,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the three months ended April 30, 2022 and 2021, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $172,000 during the three months ended April 30, 2022 compared to approximately $185,000 during the three months ended April 30, 2021, a decrease of $13,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $105,000 and $30,000 for the three months ended April 30, 2022 and 2021, respectively. This significant decrease in changes in assets and liabilities for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $160,000 for the three months ended April 30, 2022 compared to net cash used in investing activities of approximately $59,000 for the three months ended April 30, 2021. The increase in net cash used in activities during the three months ended April 30, 2022 was due primarily due to the additional investment into UniGen in 2022.

Net cash provided by (used in) financing activities totaled approximately $2,697,000 and ($134,000), respectively, for the three months ended April 30, 2022 and 2021. The increase of approximately $2,831,000 was primarily due to the refinance of the Tucson Oracle mortgage, offset by repayments to Rare Earth on the Note Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $26,000 and $58,000 during the three months ended April 30, 2022 and 2021, respectively. Net payments and borrowings on other notes payable was approximately ($4,000) and approximately ($22,000) during the three months ended April 30, 2022 and 2021, respectively.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately ($977,000) and ($605,000) of cash used in financing activities during the three months ended April 30, 2022 and 2021, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately $0 and $551,000 of net cash used in financing activities during the three months ended April 30, 2022 and 2021, respectively.

We had no sales of our IHT stock for cash for the three months ended April 30, 2022 and 2021.

During the three months ended April 30, 2022, our distributions to non-controlling interest holders was approximately $156,000 compared with approximately $0 for the three months ended April 30, 2021.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of April 30, 2022, and 2021, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2022 and 2021, the Hotel spent approximately $50,000 and $59,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2023 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $107,000 and $91,000 for the three months ended April 30, 2022 and 2021, respectively.

We have minimum debt payments, net of debt discounts, of approximately $743,000 and approximately $224,000 due during Fiscal Years 2023 and 2024, respectively. Minimum debt payments due during Fiscal Year 2023 and 2024 include approximately $158,000 and $224,000 of mortgage notes payable, and approximately $586,000 and $0 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is competitive. The hotel industry has been recovering and growing since April, 2021. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months, as supply had been steady in those respective markets, and is expected to increase. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to the impact of virus-related restrictions and reduction of travel after February 1, 2021 to January 31, 2022. The recovery is benefitting our hotels in the First Fiscal Quarter of 2023, February 1, 2022 to April 30, 2022. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2023, through January 31, 2023, as the Travel Industry continues its recovery.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UniGen), efficient clean energy power generation company. The Trust may continue to seek further diversification through a reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry virus induced drop in demand pressure, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the months, and years ahead. See Note 2 of the unaudited consolidated financial statements for discussion on UniGen.

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2022 filed with the SEC on May 27, 2022, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended April 30, 2022. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2022 or 2021. As of April 30, 2022, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

IHT temporarily fell out of compliance with the NYSE-American listing standards due to the Covid related reduction in travel. IHT regained compliance immediately following its 10-K Filing for the Fiscal year ended January 31, 2022, in May 2022.

The Trust’s Management believes it is now fully compliant with the Continued Listing Standards Equity Requirements of the NYSE-American.

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

A reconciliation of net income (loss) attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2022 and 2021 is approximately as follows:

	Three Months Ended April 30,
	2022	2021
Net income (loss) attributable to controlling interests	$188,000	$(106,000)
Add back:
Depreciation	172,000	185,000
Interest expense	135,000	90,000
Less:
Interest Income	(16,000)	(454,000)
Adjusted EBITDA	$479,000	$(285,000)

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the three and three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
	2022	2021
Net income (loss) attributable to controlling interests	$188,000	$(106,000)
Add back:
Depreciation	172,000	185,000
Non-controlling interest	188,000	264,000
FFO	$548,000	$343,000

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,181,154	$1,299,000	8,595,000
Tucson Oracle	6,346,071	8,447,000	17,950,000
	$7,527,225	$9,746,000	$26,545,000

The “Estimated Market Asking Price” is the amount at which we believe would sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold five of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties one within 12-36 months, based on current fair market value feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on rebounding local market conditions, comparable sales, and anticipated upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on May 27, 2022. The stock and unit Repurchase Program was highly successful during the Covid-19 Pandemic, throughout Fiscal Year 2022 (February 1, 2021 to January 31, 2022). We plan to continue and accelerate the stock and unit buy backs in the current Fiscal Year 2023.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”).

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

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares and another 300,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. The balance on this line of credit as of January 31, 2022 is $0.

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available but not outstanding are exercised, these would total approximately 3 million UniGen shares, which amounts to approximately 25% of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,000,000 consists of approximately $700,000 in note receivables and approximately $300,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrants will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash. IHT has indicated its intention to exercise an additional $190,000 investment in $1 warrants in October and November, 2022.

UniGen is currently in pursuit of three additional valuable patents.

UniGen Power Inc. management recently reported substantial progress on several fronts of the InnSuites Hospitality Trust (IHT) efficient clean energy innovation diversification investment including the following:

1. Despite Covid travel and supply chain disruptions including “ reshoring” of a portion of UniGen parts, UniGen management targets the UPI 1000 NG first prototype to be in operation on or before December 2022 subject to continuing supply chain delay challenges, and UniGen cash available.

2. Due to Covid, global economic events, an increasingly unreliable American power grid, inflation, and supply chain pressures, the UniGen marketing team estimates market position has grown and the planned power plant price has been increased. The initial order for thirty units was recently reaffirmed.

3. UniGen Recently raised an additional $1.3 million through early existing UniGen warrant exercises, including a $190,000 additional commitment from IHT as part of a pre-production GenSet capital raise.

UniGen continues to seek additional development and pre-production financing.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They have two of the six Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UNIGEN to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were not fully effective as of April 30, 2022.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not fully effective as of April 30, 2022.

Management’s Remediation Initiatives

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout Fiscal Year 2023.

Despite the deficiencies reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2022 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turnover in our accounting department over the last 36 months. Continued training and experience should further assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal year 2022, ended January 31, 2022, COVID-19 had shrinking impact on our business, financial results and liquidity. The start of Fiscal Year 2023, starting February 1, 2022 and ending January 31, 2023, has shown significantly strong rebound and encouraging progress, with signs of future additional recovery imminent.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is rebounding and close to fully recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished and negligible. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer a considered much of a factor for Fiscal Year 2023, (February 1, 2022 to January 31, 2023).

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

For the three months ended April 30, 2022 and 2021, the Trust repurchased 15,795 and 0 Shares of Beneficial Interest at an average price of $2.53 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During the three months ended April 30, 2022, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2022 (February 1, 2021 to January 31, 2022), the Trust repurchased 44,076 IHT Shares at an average price of $2.96 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: July 1, 2022	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 1, 2022	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

