Form 10-Q
period 2022-10-31
INNSUITES HOSPITALITY TRUST
filed 2022-12-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 14, 2022: 9,117,513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2022	JANUARY 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,846,983	$1,224,380
Accounts Receivable	94,329	128,270
Employee Retention Credit Receivable	1,403,164	350,791
Prepaid Expenses and Other Current Assets	210,690	117,868
Total Current Assets	4,555,166	1,821,309
Property and Equipment, net	7,232,102	7,579,313
Note Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,113,168	2,054,377
Finance Lease – Right of Use	27,749	48,560
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	413,750	273,750
TOTAL ASSETS	$17,266,935	$14,702,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$901,400	$901,369
Current Portion of Mortgage Notes Payable, net of Discount	222,589	174,956
Current Portion of Other Notes Payable	95,595	20,170
Current Portion of Operating Lease Liability	17,907	37,467
Current Portion of Finance Lease Liability	22,603	29,240
Total Current Liabilities	1,260,094	1,163,202
Notes Payable - Related Party	-	977,547
Mortgage Notes Payable, net of Discount	9,305,881	5,582,346
Other Notes Payable	470,000	551,017
Operating Lease Liability, net of current portion	2,267,645	2,273,278
Finance Lease Liability, net of current portion	7,718	22,878
TOTAL LIABILITIES	13,311,338	10,570,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,161,589 and 9,123,589 shares issued and 9,033,642 and 9,079,513 shares outstanding at October 31, 2022 and January 31, 2022, respectively	6,912,040	6,599,069
Treasury Stock, 127,947 and 44,076 shares held at cost at October 31, 2022 and January 31, 2022, respectively	(374,190)	(130,464)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,537,850	6,468,605
NON-CONTROLLING INTEREST	(2,582,253)	(2,336,564)
TOTAL EQUITY	3,955,597	4,132,041
TOTAL LIABILITIES AND EQUITY	$17,266,935	$14,702,309

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2022	2021
REVENUE
Room	$5,423,745	$4,605,908
Food and Beverage	37,892	43,474
Other	78,177	113,741
TOTAL REVENUE	5,539,814	4,763,123

OPERATING EXPENSES
Room	1,654,536	1,417,005
Food and Beverage	149,204	150,830
Telecommunications	314	250
General and Administrative	1,634,219	1,522,524
Sales and Marketing	361,407	289,175
Repairs and Maintenance	290,409	292,653
Hospitality	256,746	167,112
Utilities	321,605	294,064
Depreciation	529,951	577,544
Real Estate and Personal Property Taxes, Insurance and Ground Rent	305,003	392,928
Other	20,501	7,414
TOTAL OPERATING EXPENSES	5,523,895	5,111,499
OPERATING INCOME (LOSS)	15,919	(348,376)
Other Income	1,816	30,376
Interest Income	48,011	45,452
PPP Loan Forgiveness	-	967,141
TOTAL OTHER INCOME	49,827	1,042,969
Interest on Mortgage Notes Payable	345,450	218,095
Interest on Notes Payable - Related Party	-	56,562
Interest on Other Notes Payable	42,886	28,783
TOTAL INTEREST EXPENSE	388,336	303,440
CONSOLIDATED NET (LOSS) INCOME BEFORE EMPLOYEE RETENTION CREDIT	(322,590)	391,153
Employee Retention Credit	1,052,373	-
CONSOLIDATED NET INCOME	$729,783	$391,153
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$358,570	$823,049
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$371,213	$(431,896)
NET INCOME (LOSS) PER SHARE – BASIC & DILUTED	$0.04	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,139,522	9,116,639

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2022	2021
REVENUE
Room	$1,673,246	$1,654,238
Food and Beverage	9,953	14,643
Other	21,413	25,053
TOTAL REVENUE	1,704,612	1,693,934

OPERATING EXPENSES
Room	542,404	497,695
Food and Beverage	43,070	56,165
Telecommunications	314	125
General and Administrative	511,343	529,532
Sales and Marketing	114,302	103,851
Repairs and Maintenance	98,254	98,688
Hospitality	94,574	62,489
Utilities	99,754	94,102
Depreciation	185,515	214,252
Real Estate and Personal Property Taxes, Insurance and Ground Rent	145,298	141,263
TOTAL OPERATING EXPENSES	1,834,828	1,798,162
OPERATING LOSS	(130,216)	(104,228)
Other Income	1,357	30,325
Interest Income	16,277	45,181
TOTAL OTHER INCOME	17,634	75,506
Interest on Mortgage Notes Payable	129,795	113,465
Interest on Notes Payable - Related Party	-	17,099
Interest on Other Notes Payable	419	8,286
TOTAL INTEREST EXPENSE	130,214	138,850
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(242,796)	(167,572)
Employee Retention Credit	350,791	-
CONSOLIDATED NET INCOME (LOSS)	$107,995	$(167,572)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$12,830	$98,640
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$95,165	$(266,212)
NET INCOME (LOSS) PER SHARE – BASIC & DILUTED	$0.01	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,109,276	9,109,276

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	371,213	-	-	371,213	358,570	729,783
Purchase of Treasury Stock	(83,871)	-	83,871	(243,726)	(243,726)	-	(243,726)
Shares of Beneficial Interest Issued for Services Rendered	38,000	32,933			32,933	-	32,933
Dividends		(91,175)			(91,175)	-	(91,175)
Sales of Ownership Interests in Subsidiary, net	-				-	(30,000)	(30,000)
Distribution to Non-Controlling Interests	-	-	-	-	-	(574,259)	(574,259)
Balance, October 31, 2022	9,033,642	$6,912,040	127,947	$(374,190)	$6,537,850	$(2,582,253)	$3,955,597

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572
Net Loss	-	(431,896)	-	-	(431,896)	823,049	391,153
Purchase of Treasury Stock	(23,775)	-	23,775	(88,443)	(88,443)	-	(88,443)
Shares of Beneficial Interest Issued for Services Rendered	63,000	187,110	-	-	187,110	-	187,110
Dividends	-	(95,877)	-	-	(95,877)	-	(95,877)
Transfer of Ownership Interest in Subsidiary, net	3,691	19,710	-	-	19,710	(19,710)	-
Retirement of Treasury Shares	-	(13,936,972)	(9,613,138)	13,936,972	-	-	-
Reconciliation of Treasury Shares	(62,908)	-	44,653	-	-	-	-
Reallocation of Non-Controlling Interests and Other	-	21,255	-	-	21,255	(21,255)	-
Balance, October 31, 2021	9,037,738	$5,790,732	23,775	$(88,443)	$5,702,289	$(2,798,774)	$2,903,515

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$729,783	$391,153
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Oher Notes Payable Correction	18,983	-
PPP Loan Forgiveness	-	(967,141)
Employee Retention Credit	(1,052,373)	-
Stock-Based Compensation	32,933	187,110
Depreciation	529,951	577,544
Changes in Assets and Liabilities:
Accounts Receivable	33,941	(109,642)
Prepaid Expenses and Other Assets	(92,822)	77,004
Operating Lease	(83,984)	21,641
Finance Lease	(986)	44
Income Tax Receivable	-	67,966
Accounts Payable and Accrued Expenses	31	(120,662)
NET CASH PROVIDED BY OPERATING ACTIVITIES	115,457	125,017

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(182,740)	(119,024)
Payments on Investments in Unigen	-	(213,750)
Proceeds From Sale of Asset	-	21,166
Issuance of Payments on Convertible Note Receivable - UniGen	(140,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(322,740)	(311,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(113,069)	(138,374)
Borrowings on Mortgage Notes Payable	3,884,237	-
Payments on Notes Payable - Related Party	(1,955,093)	(803,676)
Borrowings on Note Payable - Related Party	977,546	261,224
Payments on Other Notes Payable	(24,575)	(49,924)
Borrowings on Other Notes Payable	-	550,854
Payment of Dividends	(91,175)	(95,877)
Distributions to Non-Controlling Interest Holders	(574,259)	-
Sale of Ownership Interest in Subsidiary, net	(30,000)	-
Repurchase of Treasury Stock	(243,726)	(88,443)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,829,886	(364,216)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,622,603	(550,807)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,224,380	1,702,755
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,846,983	$1,151,948

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2022 AND JANUARY 31, 2022

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2022, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), $413,750 in UniGen’s privately-held diversification common stock (320,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% interest in the Partnership as of October 31, 2022 and January 31, 2022, respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2022 and 2021 was 75.98% and 75.89%, respectively. As of October 31, 2022, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Partnership, a subsidiary, manages the Hotels’ daily operations under 2 management agreements. RRF also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust and RRF Partnership have been eliminated in consolidation.

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

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On October 31, 2022 and January 31, 2022, 200,003 Class A Partnership units were issued and outstanding, representing 1.51% of the total Partnership units, respectively. Additionally, as of October 31, 2022 and January 31, 2022, 2,974,038 Class B Partnership units were outstanding, owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on October 31, 2022 and January 31, 2022, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of October 31, 2022, and January 31, 2022, the Trust owns 10,037,476 general partner units in the Partnership, representing 75.98% of the total Partnership units.

LIQUIDITY

Two of the Trust’s principal sources of cash to meet its cash requirements, including distributions to its shareholders, is our share of the Partnership distributions of monthly hotel management fee income; and our share of the Partnership quarterly distributions coming from the Tucson Hotel and cash flow, plus quarterly distributions, and cash flow from the Albuquerque, New Mexico property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from a sale of assets. The Covid virus related travel slowdown caused hotel quarterly distributions from both the Albuquerque and Tucson hotels to be temporarily put on hold May 15, 2020, which was reinstated on February 15, 2022.

At a future date, the Trust may receive cash from hotel and/or energy operations and/or full or partial sale of one or both hotels, and/or its UniGen diversification investment.

As of October 31, 2022, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2022, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of October 31, 2022, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of October 31, 2022.

With approximately $2,847,000 of cash, as of October 31, 2022, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, and/or a possible merger. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the Fiscal Nine Months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2022.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed indicating the recovery of economic and business activity, and continuing progress by UniGen in developing its innovative clean energy product, the Trust is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona Hotel historically experiences the highest occupancy in the first fiscal quarter (the winter high season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter (summer low season) historically tends to be the lowest occupancy period at this Arizona Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The Hotel located in Albuquerque, New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer high season), providing some balance to the general seasonality of the Trust’s hotel business.

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

The Trust’s operations are affected by numerous factors, including the economy, inflation, virus/pandemic, competition in the hotel industry and the effect of the economy and interest rates, on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets, recoverability of long-lived assets, interest rates affecting discounting of future funds to the current types of inflation, and the fair values of the long-lived assets.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended October 31, 2022.

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

Revenues primarily currently consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels.

Each room night consumed by a guest with a cancelable reservation represents a contract whereby the Trust has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Trust recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Trust has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Trust recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Trust uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the nine months ended October 31, 2022 and January 31, 2022.

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

For the Fiscal Nine Months ended October 31, 2022 and 2021, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 in addition to the basic shares outstanding for the Fiscal Third Quarter, Fiscal Three Months ended October 31, 2022 and 2021, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended October 31, 2022 and 2021 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totalled approximately $92,000 and $39,000 for the three months ended October 31, 2022 and 2021 respectively, and $263,000 and $154,000 for the nine months ended October 31, 2022 and 2021, respectively.

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

CONVERTIBLE NOTE RECEIVABLE IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021 that could expand into a multi-million-dollar investment totaling up to approximately 25 percent ownership in privately held UniGen Power, Inc. (UniGen) to develop a patented high profit potential new efficient clean energy generation innovation. UniGen management indicates positive progress to date despite the virus, economic, and travel disruptions of 2020, as well as more recent cost overruns and technical delays. The investment includes warrants convertible to UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

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

UniGen, also, issued the Trust additional common stock in the amount of 1 million shares at $1 per share, and additional purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock plus a separate grant of 300,000 warrants. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,413,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $413,750 of UniGen Common Stock (320,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

IHT holds an opportunity to extend and then convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT, but not UniGen, has an option to extend the line of credit up to $500,000, and also has the option to receive payment convertible into stock at $1 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock. If all shares from all parties are fully exercised, it would result in approximately 12.5 million UniGen shares outstanding, of which approximately up to 25% of the fully diluted UniGen equity would be held by IHT. The Trust owns less than 1% of the outstanding shares of UniGen as of October 31, 2022.

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

During the Fiscal Quarter ended October 31, 2022, 15,000 warrants were exercised for $15,000 and in return the Trust received 15,000 shares of UniGen. As of October 31, 2022, IHT held 320,000 common shares of UniGen, purchased at a cost of $413,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. management during calendar year 2022, has reported progress on several fronts of the InnSuites Hospitality Trust (IHT) efficient clean energy innovation diversification investment including the following:

1. Despite travel and supply chain disruptions including “reshoring” of a major portion of UniGen parts, UniGen management targets the UPI 1000 TA first prototype to be assembled with a target date of June 30, 2023, subject to continuing supply chain delay challenges, and subject to available cash of UniGen.

2. Due to global travel and economic events, an increasingly unreliable American power grid, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and has increased the planned power plant price. The initial order for thirty units was recently reaffirmed.

3. UniGen raised an additional $1.3 million in 2022, through early existing UniGen warrant exercises, including a $300,000 investment from IHT, of which $160,000 has yet to be funded as part of a pre-production GenSet capital raise.

4. IHT may exercise up to 95,000 warrants on or before February 10, 2023, and up to 100,000 warrants on or before May 31, 2023, to facilitate the ordering of parts and tooling with a target date of assembling the first prototype by June 30, 2023.

5. UniGen has confirmed that the major design work for the UPI 1000 NG engine is now complete.

6. The tooling parts and prototype assembly facilities are all currently being built by UniGen.

7. Based on a 96 core “super computer “ simulated test together with advanced software, UniGen has confirmed that the UPI 1000 NG engine with the addition of recent technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California.

8. UniGen is in the process of design with steps to produce generators fueled not only with relatively clean natural gas but also with other even cleaner fuels such as ethanol and hydrogen (that emits only water).

9. Future UniGen generators will produce up to 4 megawatts of energy without increasing in size or weight.

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) both lack significant UniGen control. They have two of the six UniGen Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UniGen to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

3. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 27, 2022 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year were cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as an Administrative Manager of Albuquerque, coordinating the offering and sale of Class A Interests to qualified third parties. REF, IHT, and other REF Affiliates may purchase Interests from time to time. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the nine months ending October 31, 2022 and 2021, the Trust purchased a net of 2 units, and sold 0 units, respectively.

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

During the nine months ended October 31, 2022 and the Fiscal Year ended January 31, 2022, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

5. PROPERTY AND EQUIPMENT

As of October 31, 2022, and January 31, 2022, hotel properties consisted of the following:

HOTEL SEGMENT

	October 31, 2022	January 31, 2022
Land	$2,500,000	$2,500,000
Building and improvements	10,680,469	10,577,297
Furniture, fixtures and equipment	4,193,969	4,114,400
Total hotel properties	17,374,438	17,191,697
Less accumulated depreciation	(10,187,838)	(9,664,472)
Hotel properties, net	7,186,600	7,527,225

As of October 31, 2022, and January 31, 2022, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E

	October 31, 2022	January 31, 2022
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,879
Total property, plant and equipment	475,545	475,546
Less accumulated depreciation	(430,043)	(423,458)
Property, Plant and Equipment, net	$45,502	$52,088

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $ 3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016.

As of October 31, 2022, and January 31, 2022, the mortgage loan balance was approximately $8,267,000 and $4,461,000, respectively. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2022, the mortgage loan balance was approximately $1,275,000, net of financing fees of approximately $13,000.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2023, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of October 31, 2022, and January 31, 2022, the Trust had an amount payable of approximately $0 and $977,000, respectively. During the nine months ended October 31, 2022 and 2021, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of October 31, 2022, the Trust had approximately $8,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 86,924 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of October 31, 2022, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2022.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of October 31, 2022.

On July 1, 2019, the Trust and Partnership together entered into an unsecured loan, totaling $100,000 with an individual investor at 4.0% interest only, payable monthly. The loan has been subsequently extended to December 31, 2022. The total principal amount of this loan is $100,000 as of October 31, 2022. It is expected this loan will be repaid in full during the first Fiscal Quarter of Fiscal Year 2024.

As a result of the Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) loans through the Paycheck Protection Program (“PPP”). Loans in the amount of approximately $229,000, $188,000, and $87,000, for Tucson, Albuquerque, InnSuites Hospitality, respectively, were granted and received.

As of January 31, 2021 the PPP Loan in other income received by the Trust was fully forgiven in the amount of approximately $87,000 recorded in other income in the statement of operations. The PPP loan received by Tucson for $228,602 was forgiven in March 2021. The remaining Albuquerque Hotel loan forgiveness for $187,686 was forgiven in March 2021. The forgiveness was recognized as income for GAAP Financial Statement purposes, and is tax free for tax purposes.

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

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2022 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2023	53,125	95,595	-	618,720
2024	223,680	470,000	-	223,680
2025	234,169	-	-	234,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
Thereafter	8,508,591	-		8,508,591
	$9,528,470	$565,595	$-	$10,094,065

10. DESCRIPTION OF BENEFICIAL INTERESTS

Holders of the Trust’s Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available. The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of Trustees and do not have pre-emptive rights.

For the nine months ended October 31, 2022, and 2021, the Trust repurchased 83,871 and 23,775 Shares of Beneficial Interest at an average price of $2.91 and $3.72 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2022, and January 31, 2022, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of October 31, 2022, and January 31, 2022, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 65.05% and 64.85% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2022, and January 31, 2022, the Trust owned 75.98% of the Partnership, respectively. As of October 31, 2022, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.00% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $383,000 and $241,000 in cash for interest for the nine months ended October 31, 2022 and 2021, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 and $20,000 for the nine months ended October 31, 2022 and 2021, respectively. Cash paid for taxes for the nine months ended October, 2022 and 2021 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2022 and January 31, 2022, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $133,000 and $69,000 for the nine months ended October 31, 2022 and 2021, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2021. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Trust’s lease costs for the nine months ended October 31, 2022:

Nine Months Ended
October 31, 2022
Operating Lease Costs:
Operating lease cost*	19,674

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(83,984)

Lease obligations:
Operating leases, net	$2,285,552
Long-term obligations	$2,267,645

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2022
Operating leases	35

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of October 31, 2021 are as follows:

For the Years Ending October 31,
2023	$33,586
2024	134,342
2025	134,355
2026	134,367
2027	134,379
Thereafter	4,261,648
Total minimum lease payments	$4,832,677
Less: amount representing interest	2,547,125
Total present value of minimum payments	2,285,552
Less: current portion	$17,907
Long term portion of operating lease liability	2,267,645

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancellable cable lease. The Tucson Oracle Hotel non-cancellable cable lease expires in 2023.

The following table presents the Company’s lease costs for the nine months ended October 31, 2022:

Nine Months Ended
October 31, 2022
Finance Lease Costs:
Amortization of right-of-use assets	$20,812
Interest on lease obligations	1,546

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(986)

Lease obligations:
Finance leases, net	$30,321
Long-term obligations	$7,718

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2022
Finance leases	2

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of October 31, 2022 are as follows:

For the Years Ending October 31,
2023	7,781
2024	23,342
Total minimum lease payments	$31,123
Less: amount representing interest	802
Total present value of minimum payments	30,321
Less: current portion	$22,603
Long term portion of finance lease liability	7,718

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

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest based on the extended time period are due through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2023	$250,000
2024	1,675,000
$1,925,000

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of October 31, 2022, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with an extension to May 2023, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

COVID-19 and its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021 and Fiscal Year 2022. We believe that lodging demand and revenue level have now significantly recovered.

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

As a result of both legislative acts, the Trust will be receiving a substantial amount in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2022. The Trust has further conservatively recognized an additional 12% each Fiscal Quarter, approximately, of the total anticipated Tax Credit receivable for the Quarter ended October 31, 2022.

21. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2022 and 2021, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on July 29, 2022.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	inflation and economic recession;

●	terrorist attacks or other acts of war;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software and cyber security;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of ever-changing tax laws.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2022 the Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Hotels are branded through membership agreements with Best Western, and both are also trademarked as “InnSuites”. We are also involved in various operations incidental to the operation of hotels, such as the operation of a restaurant and bar, and meeting/banquet room rentals.

At October 31, 2022, we owned a direct 21.00% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value which is believed by management to be substantially higher than lower book values, over the next 24-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	81.97%	85.00%	-3.03%	-3.56%
Average Daily Rate (ADR)	$99.40	$87.82	$11.58	13.19%
Revenue Per Available Room (REVPAR)	$81.48	$75.06	$6.42	8.55%

	For the Nine Months Ended
Tucson	October 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	67.40%	71.33%	-3.93%	-5.51%
Average Daily Rate (ADR)	$95.07	$75.38	$19.69	26.12%
Revenue Per Available Room (REVPAR)	$64.08	$53.77	$10.31	19.17%

	For the Nine Months Ended
Combined	October 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	73.44%	77.18%	-3.74%	-4.85%
Average Daily Rate (ADR)	$97.08	$81.08	$16.00	19.73%
Revenue Per Available Room (REVPAR)	$71.30	$62.58	$8.72	13.93%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2022 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2021.

A summary of total operating results of the Trust for the twelve month trailing periods ended October 31, 2022 and 2021 is as follows:

	FY 2022/2023	FY 2021/2022	Change	% Change
Total Revenues	$7,186,491	$5,641,940	$1,544,551	27%
Operating Expenses	7,125,531	6,607,110	518,421	8%
Operating Income (Loss)	60,960	(965,170)	1,026,130	106%
Interest Income and Other	68,322	1,237,437	(1,169,115)	(94)%
Interest Expense	(452,131)	(389,434)	(62,697)	(16)%
Employee Retention Benefit	1,403,164	-	1,403,164	100%
Income Tax Benefit	50	68,661	(68,611)	(100)%
Consolidated Net Income (Loss)	1,080,365	(48,506)	1,128,871	2,327%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2022 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2021

A summary of total operating results of the Trust for the nine months ended October 31, 2022 and 2021 is as follows:

	2022	2021	Change	% Change
Total Revenues	$5,539,814	$4,763,123	$776,691	16%
Operating Expenses	5,523,895	5,111,499	412,396	8%
Operating Income (Loss)	15,919	(348,376)	364,295	105%
Interest Income and Other	49,827	1,042,969	(993,142)	(95)%
Interest Expense	(388,336)	(303,440)	(84,896)	(28)%
Employee Retention Benefit	1,052,373	-	1,052,373	100%
Consolidated Net Income	729,783	391,153	338,630	87%

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

REVENUE:

For the nine months ended October 31, 2022, we had total revenue of approximately $5.42 million compared to approximately $4.60 million for the nine months ended October 31, 2021, an increase of approximately $0.8 million. In the prior Fiscal Years ended January 31, 2022, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the nine months ended October 31, 2022, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income for the nine months ended October 31, 2022 was approximately $730,000 compared to approximately $391,000 for the nine months ended October 31, 2021, an increase of approximately $339,000. Earnings Per Share based on this Consolidated Net Income amount were $0.08, up $0.04 from the prior year of $0.04, which is an increase of 88%, and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income (loss) attributable to Controlling Interest was $0.04, up from the prior year similar three month period of ($0.05).

Total Trust Equity increased to approximately $3,956,000 at the end of Fiscal First Quarter 2023, up approximately $1.0 million, from the approximately $2,903,000 reported at the end of the nine months in the prior Fiscal Year 2022. Net Income before non-cash depreciation expense was approximately $1,260,000 for the nine months ended October 31 2022, compared to approximately $969,000 for the nine months ended October 31, 2021, which is an increase of approximately $291,000.

We realized a 18% increase in room revenues during the nine months ended October 31, 2022 as room revenues were approximately $5.42 million for the nine months ending October 31, 2022 as compared to approximately $4.61 million for the nine months ending October 31, 2021. During Fiscal Year 2023, we expect modest additional improvements in occupancy, rates, and food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $5.52 million for the nine months ended October 31, 2022 reflecting an increase of approximately $0.41 million, or 8%, compared to total expenses net of interest expense of approximately $5.11 million for the nine months ended October 31, 2021. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.65 million for the nine months ended October 31, 2022 compared to approximately $1.42 million in the prior year nine month period for an increase of approximately $237,000, or 17%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2022, food and beverage expenses decreased approximately $2,000, or 1%, to approximately $149,000 for the nine months ended October 31, 2022, compared to approximately $151,000 for the nine months ended October 31, 2021. The decrease in cost is relative to the decrease in food and beverage revenue and keeping a tight control on expenses.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.63 million for the nine months ended October 31, 2022, increased approximately $112,000 from approximately $1.52 million for the nine months ended October 31, 2021 primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $72,000, or 25%, to approximately $361,000 for the nine months ended October 31, 2022 from approximately $289,000 for the nine months ended October 31, 2021. Increased focus on sales and marketing due to the rebound in hotel occupancy drove the increase.

Repairs and maintenance expense remained relatively flat from approximately $293,000 reported for the nine months ended October 31, 2021 compared to approximately $290,000 for the nine months ended October 31, 2022. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $90,000, or 54%, from $167,000 for the nine months ended October 31, 2021 to approximately $257,000 for the nine months ended October 31, 2022. The increase was primarily due to COVID-19 regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expenses increased approximately $28,000, or 9%, to approximately $322,000 reported for the nine months ended October 31, 2022 compared with approximately $294,000 for the nine months ended October 31, 2021.

Hotel property depreciation expenses decreased by approximately $47,000 from approximately $577,000 reported for the nine months ended October 31, 2021 compared to approximately $530,000 for the nine months ended October 31, 2022. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $88,000, or 22%, to approximately $305,000 reported for the nine months ended October 31, 2022 compared with approximately $393,000 for the nine months ended October 31, 2021 due to adjustments in our operating lease accounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2021

A summary of total operating results of the Trust for the three months ended October 31, 2022 and 2021 is as follows:

	2022	2021	Change	% Change
Total Revenues	$1,704,612	$1,693,934	$10,678	1%
Operating Expenses	1,834,828	1,798,162	(36,666)	(2)%
Operating Loss	(130,216)	(104,228)	(25,988)	(25)%
Interest Income	17,634	75,506	(57,872)	(77)%
Interest Expense	(130,214)	(138,850)	8,636	(6)%
Employee Retention Benefit	350,791	-	350,791	100%
Consolidated Net Income (Loss)	107,995	(167,572)	275,567	164%

REVENUE:

For the three months ended October 31, 2022, we had total revenue of approximately $1.705 million compared to approximately $1.694 million for the three months ended October 31, 2021, an increase of approximately $0.01 million. In the prior fiscal years ended January 31, 2022, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended October 31, 2022, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income (Loss) for the three months ended October 31, 2022 was approximately $108,000 compared to approximately (168,000) for the three months ended October 31, 2021, an decrease of approximately $276,000. Earnings Per Share based on this Consolidated Net Income amount were $0.01, down ($0.03) from the prior year of ($0.02), and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income (loss) attributable to Controlling Interest was $0.01, up from the prior year similar three month period of ($0.03).

Net Income before non-cash depreciation expense was approximately $293,000 for the three months ended October 31 2022, compared to approximately $46,000 for the three months ended October 31, 2021, which is an increase of approximately $247,000.

We realized a 1% increase in room revenues during the three months ended October 31, 2022 as room revenues were approximately $1.67 million for the three months ending October 31, 2022 as compared to approximately $1.54 million for the three months ending October 31, 2021. During Fiscal Year 2023, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $1.83 million for the three months ended October 31, 2022 reflecting a decrease of approximately $0.03 million, or 2%, compared to total expenses net of interest expense of approximately $1.80 million for the three months ended October 31, 2021.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $542,000 for the three months ended October 31, 2022 compared to approximately $498,000 in the prior year three month period for an increase of approximately $45,000, or 9%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2022, food and beverage expenses decreased approximately $13,000, or 23%, to approximately $43,000 for the three months ended October 31, 2022, compared to approximately $56,000 for the three months ended October 31, 2021.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $511,000 for the three months ended October 31, 2022, decreased approximately $18,000 from approximately $529,000 for the three months ended October 31, 2021 primarily due to savings initiatives at corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $10,000, or 10%, to approximately $104,000 for the three months ended October 31, 2022 from approximately $114,000 for the three months ended October 31, 2021.

Repairs and maintenance expense decreased from approximately $1,000 reported for the three months ended October 31, 2021 compared to approximately $98,000 for the three months ended October 31, 2022. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $32,000, or 51%, from $62,000 for the three months ended October 31, 2021 to approximately $94,000 for the three months ended October 31, 2022. The increase was primarily due to COVID-19 reduction of regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expenses decreased approximately $6,000, or 6%, to approximately $100,000 reported for the three months ended October 31, 2022 compared with approximately $94,000 for the three months ended October 31, 2021.

Hotel property depreciation expenses decreased by approximately $29,000 from approximately $214,000 reported for the three months ended October 31, 2021 compared to approximately $185,000 for the three months ended October 31, 2022. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $4,000, or 3%, to approximately $145,000 reported for the three months ended October 31, 2022 compared with approximately $141,000 for the three months ended October 31, 2021 due to adjustments in our operating lease accounts.

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

With approximately $2.8 million of cash as of October 31, 2022 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its revenues to build market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended October 31, 2022.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no material additional new-build hotel supply in our markets during the remaining Fiscal Year 2023, and accordingly we anticipate a continued rebound of revenues and operating margins. We expect challenges for the upcoming Fiscal Year to be inflation, cost control, travel, leisure, corporate, group, and government business continued rebound to grow occupancy and further increase room rates while maintaining and/or building market share.

Cash provided by operating activities from continuing operations totaled approximately $115,000 during the nine months ended October 31, 2022 as compared to net cash provided of approximately $125,000 during the nine months ended October 31, 2021. Consolidated net income was approximately $730,000 for the nine months ended October 31, 2022 as compared to consolidated net income for the nine months ended October 31, 2021 of approximately $391,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the nine months ended October 31, 2022 and 2021, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $530,000 during the nine months ended October 31, 2022 compared to approximately $577,000 during the nine months ended October 31, 2021, a decrease of $47,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($59,000) and ($153,000) for the nine months ended October 31, 2022 and 2021, respectively. This significant decrease in changes in assets and liabilities for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $323,000 for the nine months ended October 31, 2022 compared to net cash used in investing activities of approximately $312,000 for the nine months ended October 31, 2021. The increase in net cash used in activities during the nine months ended October 31, 2022 was due primarily due to the additional investment into UniGen in 2022.

Net cash provided by (used in) financing activities totaled approximately $1,830,000 and ($364,000), respectively, for the nine months ended October 31, 2022 and 2021. The increase of approximately $2,179,000 was primarily due to the refinance of the Tucson Oracle mortgage, offset by repayments to Rare Earth on the Note Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $113,000 and $138,000 during the nine months ended October 31, 2022 and 2021, respectively.

Net payments and borrowings on other notes payable was approximately ($25,000) and approximately $501,000 during the nine months ended October 31, 2022 and 2021, respectively.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately ($977,000) and ($542,000) of cash used in financing activities during the nine months ended October 31, 2022 and 2021, respectively.

Sales of IHT stock for cash was approximately $244,000 and $88,000 of cash used in financing activities during the nine months ended October 31, 2022 and 2021, respectively.

During the nine months ended October 31, 2022, our distributions to non-controlling interest holders was approximately $574,000 compared with approximately $0 for the nine months ended October 31, 2021.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of October 31, 2022, and 2021, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2022 and 2021, the Hotel spent approximately $183,000 and $119,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2023 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $290,000 and $293,000 for the nine months ended October 31, 2022 and 2021, respectively.

We have minimum debt payments, net of debt discounts, of approximately $619,000 and approximately $224,000 due during Fiscal Years 2023 and 2024, respectively. Minimum debt payments due during Fiscal Year 2023 and 2024 include approximately $53,000 and $566,000 of mortgage notes payable, and approximately $224,000 and $0 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

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

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are now seeing incremental demand which is expected to continue during the next 18 months, as supply had been relatively steady in those respective markets, and demand is expected to continue to increase. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 to March 31, 2021. The recovery is benefiting our hotels especially since April 2021 and continuing throughout the Third Fiscal Quarter August 1, 2022 to October 31, 2022. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2023, through January 31, 2023, as the Travel Industry continues its recovery.

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

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on May 27, 2022, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major portion of our assets, are our most critical policies which have not changed in the period ended October 31, 2022. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2022 or 2021. As of October 31, 2022, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell both hotels over the next 24-36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value. The plan is to work to sell the remaining two hotel properties over the next 24-36 months, and if needed beyond.

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

Each room night consumed by a guest with a cancelable reservation represents a contract whereby the Trust has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Trust recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Trust has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Trust recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Trust uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On November 15, 2021, the Trust received a letter from the NYSE American indicating it did not meet certain financial requirements to remain listed, and set a timeframe of 18 months to May 2023, to once again meet those standards of earnings, capitalization, and/or profitability. The Trust provided the required Plan by December 15, 2021, and the NYSE American granted the additional 18 months to execute the Plan.

On April 30, 2022, the Trust requested and was granted an extension for their annual Form 10-K. As a result, the NT 10-K filed (Form 12b-25 Filing Extension), granted a fifteen-day extension for the Trust to file its’ annual Form 10-K. Subsequently, the Trust completed and filed its’ annual 10-K and corresponding press release on May 25, 2022, and is considered to be in compliance currently.

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

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the nine and three months ended October 31, 2022 and 2021 is approximately as follows:

	Nine Months Ended October 31,
	2022	2021
Net income (loss) attributable to controlling interests	$371,000	$(432,000)
Add back:
Depreciation	530,000	578,000
Interest expense	388,000	303,000
Less:
Interest Income	(48,000)	(1,043,000)
Adjusted EBITDA	$1,241,000	$(594,000)

	Three Months Ended October 31,
	2022	2021
Net income (loss) attributable to controlling interests	$95,000	$(266,000)
Add back:
Depreciation	186,000	214,000
Interest expense	130,000	139,000
Less:
Interest Income	(16,000)	(76,000)
Adjusted EBITDA	$395,000	$11,000

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the nine and three months ended October 31, 2022 and 2021:

	Nine Months Ended October 31,
	2022	2021
Net income (loss) attributable to controlling interests	$371,000	$(432,000)
Add back:
Depreciation	530,000	578,000
Non-controlling interest	359,000	823,000
FFO	$1,260,000	$969,000

	Three Months Ended October 31,
	2022	2021
Net income (loss) attributable to controlling interests	$95,000	$(266,000)
Add back:
Depreciation	530,000	578,000
Non-controlling interest	13,000	99,000
FFO	$638,000	$411,000

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,065,921	$1,261,793	8,595,000
Tucson Oracle	6,120,679	8,266,677	17,950,000
	$7,186,600	$9,528,470	$26,545,000

The “Estimated Market Asking Price” is the amount at which we believe may sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed hotel properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets have an estimated market asking price that is reasonable in relation to its current fair market value. We plan to sell our remaining two Hotel properties within 24-36 months. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on upturn local market conditions, comparable sales, and anticipated continued upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, IHT committed to a $1 million diversification Investment in UniGen Power Inc., (“UniGen”), efficient clean energy natural gas electric generation innovation. Subsequently IHT exercised 320,000 of UniGen warrants increasing total IHT investment to approximately $1,413,750 currently, with approximately two million Warrants and 1,000,000 potential shares from convertible debentures outstanding which, if fully exercised could increase the IHT percentage ownership in UniGen to approximately 25%.

In early 2020 worldwide Covid restrictions were put in place which slowed down Innovation development and restricted vendor related travel. Subsequently UniGen experienced several developmental delays and increased costs.

UniGen is currently seeking additional funding to allow its first prototype to be assembled by a target date of June 30, 2023, with potential new funding from a number of sources including a possible additional infusion of debt and/or equity funds from IHT.

The UniGen diversified Investment is speculative, and it may require additional time and additional IHT investment. IHT management believes that, although highly speculative, over time, the UniGen investment will be successful, and if so, highly profitable.

According to UniGen Management, the UniGen clean energy innovation project has made positive progress, with the first of two GenSet prototypes targeted to be assembled with a target date of June 30, 2023. Time delay and cost overruns are related to several factors, including the Covid-19 travel restrictions on UniGen engineers to travel to UniGen China suppliers, reshoring of many suppliers (returning to the U.S.), time needed to incorporate three additional patentable innovations discovered, design improvements, and increased development cash requirements. Global Supply sources include China, India, Italy, Israel, and the United States. IHT has confidence in the UniGen technical team based in Detroit and in the progress to date. UniGen profitability is anticipated to be 18 months or more into the future, but future high profit potential is encouraging for IHT investors, especially considering 36 months of successful design and development work, now complete.

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) both lack significant UniGen control. They hold two of the six UniGen Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UniGen to monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of October 31, 2022.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of October 31, 2022.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust made attempts to increase its technical accounting expertise by hiring a new Chief Financial Officer, Corporate Assistant Controller, and Two Staff Accountants to assist with the Trust’s technical accounting and internal control issues.

We need to take appropriate and reasonable additional steps to make necessary improvements to our Accounting staff and internal control over financial reporting, which will require management to support the hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing and training will allow us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions; and
●	IHT previously filled the previously vacant position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight.

●	IHT created and filled the position of Assistant Controller, to further assist with the Trust’s internal controls oversight, and process accounting.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout Fiscal Year 2023.

Despite the deficiencies reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2022 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turnover in our accounting department over the last 36 months. Continued training and experience should further assist with the Trust’s stability, technical accounting, and internal control issues.

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

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is rebounding and close to fully recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2023, (February 1, 2022 to January 31, 2023).

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

For the three months ended October 31, 2022 and 2021, the Trust repurchased 15,795 and 0 Shares of Beneficial Interest at an average price of $2.53 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During the nine months ended October 31, 2022, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2022 (February 1, 2021 to January 31, 2022), the Trust repurchased 44,076 IHT Shares at an average price of $2.96 per share.

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

INNSUITES HOSPITALITY TRUST

Date: December 14, 2022	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2022	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

