Form 10-K
period 2023-01-31
INNSUITES HOSPITALITY TRUST
filed 2023-05-02
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2023.

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2022, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $9,531,136.

Number of Shares of Beneficial Interest outstanding as of May 1, 2023: 9,178,991

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not taxed as a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), owns interests in two hotels, operates and provides management services, and provides trademark license services, for two hotels. At January 31, 2023, and currently, the Trust owns a 75.98% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.50% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next twelve to thirty-six (12-36) months.

RRF Limited Partnership, a 75.98% majority-owned subsidiary of the Trust, provides management services for the two Trust Hotels. The Trust has approximately 52 full-time employees and approximately 27 part-time employees.

The two Hotels have an aggregate of 270 hotel suites and operate as moderate-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. James Wirth, President, the Trust’s Chairman, and Chief Executive Officer. The Trust hotels offer services such as free hot breakfast plus amenities, such as microwave ovens, refrigerators, coffee makers, and free high-speed Internet access.

For the Fiscal Year 2024 ahead, February 1, 2023 through January 31, 2024, the Trust’s operations are focused on the Trust’s primary business objective which is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, including profitable hotel operations and sale of assets, along with growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© hotels, by selling hotel real estate at market prices well above book values and benefitting from diversified investments, including UniGen Power, Inc. (UniGen). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MEMBERSHIP AGREEMENTS

Each InnSuites Hotel has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet certain requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $173,000 and $160,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2023, and 2022, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high GOP Profits in the most recent 12 months, substantially higher than both Covid and Pre-Covid GOP Profits. This gross operating profit is growing even more due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 24 months, as supply had been steady in those respective markets, and demand is expected to increase as the economy and travel industry grow. Either an increase in supply, or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 through March 31, 2021, with increased demand thereafter.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson, Arizona Hotel typically experiences its highest occupancy in the first Fiscal quarter and, to a lesser extent, the fourth Fiscal quarter (the winter high season). The second Fiscal quarter (summer), tends to be the lowest occupancy period at the Tucson Hotel. The hotel located in Albuquerque, New Mexico historically experiences their most profitable periods during the second and third Fiscal quarters (the summer high season), providing balance to the general seasonality of the Trust’s hotel business.

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

In the Fiscal Years ended January 31, 2019, and January 31, 2020, we remodeled 100% of each property’s available suites and public areas. The Trust owns a direct 21.05% interest in the InnSuites Hotel and Suites Albuquerque Airport Best Western Hotel. The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.98% general partner interest in the Partnership.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2023, the Trust had approximately 9,160,991 shares outstanding. As of May 1, 2023, there were approximately 329 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2023	High	Low	Dividends
First Quarter	$4.34	$3.77	-

Second Quarter	$3.77	$2.99	$0.01

Third Quarter	$3.74	$2.84	-

Fourth Quarter	$3.71	$2.96	$0.01

Fiscal Year 2022	High	Low	Dividends
First Quarter	$3.95	$1.96	-

Second Quarter	$14.77	$1.90	$0.01

Third Quarter	$5.35	$3.15	-

Fourth Quarter	$5.00	$2.15	$0.01

The Trust has declared uninterrupted annual dividends for 53 years, since 1971, when the Trust was founded and first listed on the NYSE. The Trust intends to maintain the current conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2023 and 2022, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid uninterrupted annual dividends each Fiscal Year since its inception in 1971. The Trust currently intends to pay the scheduled semiannual $0.01 dividend payable on July 31, 2023 at NYSE American.

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

No stock option grants were made in Fiscal 2022 or 2023.

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2023, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2023, and currently, the Trust owns a 75.98% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.50% interest in the InnSuites hotel located in Albuquerque, New Mexico.

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

We expect the current Fiscal Year 2024 to be continued recovery of the travel industry, continued recovery of our Hotel’s occupancy levels, continued recovery of room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary breakfast and free Internet access.

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

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately three years, which could result up to 25% ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations

We experienced weak economic conditions during Fiscal Year 2022, ended January 31, 2022, primarily a result of the Covid-19 virus pandemic. We experienced recovery from weak travel and hospitality industry for much of the current Fiscal Year 2023, ending January 31, 2023 due to the recovery of domestic travel. We expect the major challenge for Fiscal Year 2024 to be the economy, continued recovery of the travel industry, rebound of occupancy levels, continued increases in room rates, and cost control. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit from hotel operations, and from our real estate equity, by marketing the remaining two Hotels over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million debentures convertible into 1 million shares of UniGen Power Inc., has purchased approximately 495,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next three years, which could result up to 25% ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, non-cash depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In Fiscal Year 2023, as compared with Fiscal 2022, occupancy decreased approximately 2.17% to 73.96% from 75.60% in the prior Fiscal Year. ADR increased by $12.32, or 14.78%, to $95.66 in Fiscal Year 2023 from $83.34 in Fiscal Year 2022. The increased ADR resulted in an increase in REVPAR of $7.75, or 12.30%, to $70.75 in Fiscal Year 2023 from $63.00 in Fiscal Year 2022. The increase in ADR and REVPAR reflect the Covid-19 travel lockdown easing and resulting improved economy.

For the Fiscal Year 2023, ending January 31, 2023, we experienced a substantial recovery. For Fiscal 2024, (February 1, 2023 to January 31, 2024), we expect continued modest increase in occupancy, substantial further increases in rates, and continued increased record profits and revenues compared to both prior levels.

For the 2022 Fiscal Year (February 1, 2021 to January 31, 2022), which was adversely affected by the Covid pandemic, InnSuites and the entire hotel industry in general experienced strong declines and reduced travel, resulting in much lower revenues and profits. For the 2023 Fiscal Year ended January 31, 2023, InnSuites experienced substantial recovery of post Covid revenues and profits. Fiscal Year 2023, ended January 31, 2023 continued this upward trend achieving record profits.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
Albuquerque	January 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	82.27%	83.44%	-1.17%	-1.40%
Average Daily Rate (ADR)	$98.90	$85.32	$13.58	15.92%
Revenue Per Available Room (REVPAR)	$81.36	$71.19	$10.17	14.29%

	For the Twelve Months Ended
Tucson	January 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	68.07%	70.04%	-1.97%	-2.81%
Average Daily Rate (ADR)	$92.88	$81.66	$11.22	13.74%
Revenue Per Available Room (REVPAR)	$63.22	$57.19	$6.03	10.54%

	For the Twelve Months Ended
Combined	January 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	73.96%	75.60%	-1.64%	-2.17%
Average Daily Rate (ADR)	$95.66	$83.34	$12.32	14.78%
Revenue Per Available Room (REVPAR)	$70.75	$63.00	$7.75	12.30%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, and 4 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” and “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” respectively.

●	For a discussion of other related party transactions, see Note 19 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the Fiscal Year ended January 31, 2023 compared to the Fiscal Year ended January 31, 2022.

Overview

A summary of total Trust operating results for the Fiscal Years ended January 31, 2023 and 2022 is as follows:

	2023	2022	Change	% Change
Total Revenues	$7,145,687	$6,409,800	$735,887	11%
Operating Expenses	7,443,022	6,713,135	729,887	11%
Operating Loss	(297,335)	(303,335)	6,000	2%
Interest Income and Other	68,072	1,061,464	(993,392)	(94)%
Interest Expense	(530,347)	(367,235)	(163,112)	(44)%
Employee Retention Benefit	1,403,164	350,791	1,052,373	300%
Sales and Occupancy Taxes	-	798,000	(798,000)	(100)%
Income Tax Benefit	93,497	50	93,447	186,894%
Consolidated Net Income	737,051	1,539,735	(802,684)	(52)%

REVENUE

For the twelve months ended January 31, 2023, we had total revenue of approximately $7,146,000 compared to approximately $6,410,000 for the twelve months ended January 31, 2022, an increase of approximately $736,000, or 53%.

We realized a 12% increase in room revenues during Fiscal Year 2023 as room revenues were approximately $6,974,000 for the Fiscal Year ending January 31, 2023 as compared to approximately $6,208,000 for the Fiscal Year ending January 31, 2022. While room revenue increased, our food and beverage revenue remained flat for Fiscal Year 2023 at approximately $53,000 during Fiscal Years 2023 and 2022. We also realized an approximate 82% decrease in management and trademark fee revenues during Fiscal Year 2022 to approximately $21,000 as compared to approximately $115,000 during Fiscal Year 2021. Management and trademark fee revenues decreased during Fiscal Year 2021 as a result of the loss of management fees due to the sale of the Tempe hotel in December, 2020. The Tempe hotel was owned outside of the Trust, and only an affiliate. It was not part of the Trust consolidation. Management fees associated with the management of the Tempe Hotel were revenues received by the Trust, prior to its sale. Management fees remained unchanged year on year at 5%.

EXPENSES

Total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision were approximately $7,443,000 for the twelve months ended January 31, 2023 reflecting an increase of approximately $730,000 compared to total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision of approximately $6,713,000 for the twelve months ended January 31, 2022. The increase was primarily due to an increase in room expenses and general and admirative expenses. Specific expense comparisons to the prior Fiscal Year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,222,000 for the Fiscal Year ended January 31, 2023 compared to approximately $2,011,000 in the prior year period for an increase of approximately $211,000, or 11%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $2,227,000 for the twelve months ended January 31, 2023, increased approximately $395,000 from approximately $1,832,000 for the twelve months ended January 31, 2022 primarily due to increases in minimum wage laws affecting a majority of our employees, creating higher personnel costs along with increased employment taxes, accordingly.

Sales and marketing expense increased approximately $52,000, or 13%, to approximately $451,000 for the twelve months ended January 31, 2023 from approximately $399,000 for the twelve months ended January 31, 2022. Filled positions for sales and marketing resources accounted for the increase.

Repairs and maintenance expense increased by approximately $20,000, or 5%, to approximately $413,000 for the twelve months ended January 31, 2023 from approximately $392,000 for the twelve months ended January 31, 2022. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense increased by approximately $135,000, or 58%, to approximately $368,000 for the twelve months ended January 31, 2023 from approximately $233,000 for the twelve months ended January 31, 2022. The increase was primarily due to the increased occupancy and increased breakfast offerings at the hotel properties due to previous pandemic restrictions no longer in effect.

Utility expenses increased approximately $45,000, or 12%, to approximately $428,000 reported for the twelve months ended January 31, 2023 from approximately $383,000 for the twelve months ended January 31, 2022.

Hotel property depreciation expenses decreased by approximately $23,000 to approximately $702,000 for the twelve months ended January 31, 2023 from approximately $725,000 for the twelve months ended January 31, 2022. Decreased depreciation resulted from the capital expenditures being fully depreciated, and thus less expense was incurred and recorded.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $72,000, or 14%, to approximately $429,000 for the twelve months ended January 31, 2023 from approximately $501,000 for the twelve months ended January 31, 2022.

Sales and occupancy tax expenses increased approximately $798,000, or 100%, to $0 for the twelve months ended January 31, 2023 from approximately ($798,000) for the twelve months ended January 31, 2022. The 2022 activity represents a reversal of liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods, as the liabilities had been assumed by a related party. These additional amounts were due for Hotel sales and occupancy expenses and are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. No additional assessments have transpired since September 2020. Management has assessed the materiality of the discrepancy on prior reported periods and has concluded it is qualitatively immaterial to the readers of our Consolidated Financial Statements.

Employment Tax Refunds and Credits, for the two previously filed calendar years 2020, and 2021, respectively, resulted in the Employment Retention Tax Credit. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2023 and 2022, respectively. The Trust has further conservatively recognized an additional 12% each Fiscal Quarter, approximately, of the total anticipated Tax Credit receivable for the Quarter ended January 31, 2023. This recognition began in Fiscal Year 2022. The amount recognized increased from approximately $350,000 for the twelve months ended January 31, 2022 to approximately $1,400,000 for the twelve months ended January 31, 2023. This increase was a result of recognizing equal amounts quarterly of approximately $350,000 throughout Fiscal Year 2023, as opposed to only one Quarter of recognition in Fiscal Year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Hotel Management Services

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

With approximately $2,111,000 of cash as of January 31, 2023 and the availability of a $250,000 bank lines of credit, an up to $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of repayment of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options, including additional asset sales. However, such transactions may not be available on terms that are favorable to us, or at all.

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

We anticipate no material additional competitive new-build hotel supply during the remaining Fiscal Year 2024, and accordingly we anticipate steady hotel supply in our markets and increased travel demand as the industry rebounds with recovery of revenues and operating margins. We expect the challenge for the upcoming current Fiscal Year to be the continued economic and travel recovery of leisure, corporate, group, and government business in the markets in which we operate, which may affect our ability to recover occupancy and increase room rates while maintaining and/or building market share.

Positive cash provided by operating activities totaled approximately $54,000 during the twelve months ended January 31, 2023 as compared to net cash provided of approximately $263,000 during the twelve months ended January 31, 2022. Consolidated net income was approximately $737,000 for the twelve months ended January 31, 2023 as compared to consolidated net income for the twelve months ended January 31, 2022 of approximately $1,540,000. A decrease in each Fiscal Year was PPP loan forgiveness offset by and the employee retention credit. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

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

On June 23, 2022, the Trust received communication from the NYSE AMERICAN indicating a Late-Filer Notification would be issued, provided it’s current quarterly 10-Q for the period ended April 30, 2022 would be considered delinquent if not filed on or before June 29, 2022. The Trust is now current and compliant, and was able to complete their 10-Q for the period ended April 30, 2022, filing it on June 28, 2022, thus avoiding any delinquency status and adhering to this timeline.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the Fiscal Years ended January 31, 2023 and 2022 approximate follows:

	Twelve Months Ended January 31,
	2023	2022
Net income attributable to controlling interests	$523,000	$254,000
Add back:
Depreciation	702,000	725,000
Interest expense	530,000	367,000
Less:
Interest Income	(65,000)	(1,061,000)
Adjusted EBITDA	$1,690,000	$285,000

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for Fiscal Year ended January 31, 2023 and 2022 are as follows:

	Twelve Months Ended January 31,
	2023	2022
Net income attributable to controlling interests	$523,000	$254,000
Add back:
Depreciation	702,000	725,000
Non-controlling interest	214,000	1,286,000
FFO	$1,439,000	$2,265,000

The Trust reported Consolidated Net Loss from operations of approximately $298,000 for the Fiscal Year ended January 31, 2023 compared to Consolidated Net Loss from operations of approximately $304,000 for the Fiscal Year ended January 31, 2022. Fiscal 2022 and 2021 Consolidated Net Loss from operations included non-cash depreciation of approximately $702,000 and $725,000, respectively. Fiscal 2023 Consolidated Net Loss from operations before non-cash depreciation was approximately $404,000 as compared to Consolidated Net Loss from operations before non-cash depreciation of approximately $421,000 for Fiscal 2022. Fiscal 2023 Consolidated Net Loss from continuing operations were approximately $7,146,000 as compared with Fiscal 2022 Revenues of approximately $6,410,000.

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

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,065,921	$1,261,793	9,500,000
Tucson Oracle	6,120,679	8,266,677	18,500,000
	$7,186,600	$9,528,470	$28,000,000

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry Virus induced drop in demand pressure, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the months, and years ahead. See Note 7 of the Audited Consolidated Financial Statements for discussion on UniGen.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2022 or 2021. As of January 31, 2023, our management does not believe that the carrying values of any of our hotel properties are impaired. The Trust did take a reserve for bad debt as of January 31, 2022 reflecting its concern with the collectability of the Obasa note receivable, related to the sale of the IBC technology segment.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change room rates quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2023, ended January 31, 2023, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses.

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021. UniGen is in the process of developing a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with positive progress to date despite the virus, economic, travel disruptions, cost overruns, and delays. The investment includes warrants convertible to UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

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

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 500,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

UniGen has agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Currently, there is no outstanding balance at this time.

The total of all stock ownership upon conversion of the note receivable and exercise of warrants could total up to 3 million UniGen shares, which amounts to approximately 25% of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,588,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $588,750 of UniGen Common Stock (495,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

UniGen has confirmed that prototype design engineering for the UPI 1000 NG engine is now complete. Parts and tooling have arrived, and continue to arrive weekly.

Engineering work is on hold, while UniGen concentrates on its next round of capital raising.

UniGen is a high risk investment offering high potential investment return when successful.

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

The UniGen design is to produce generators fueled not only with relatively clean natural gas but also with other even cleaner fuels such as ethanol and hydrogen (that emits only water).

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	inflation and economic recession;
●	terrorist attacks or other acts of war;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software and cyber security;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of ever-changing tax laws.

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

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of InnSuites Hospitality Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (the “Company”) as of January 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended January 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended January 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

May 1, 2023

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2023	JANUARY 31, 2022
ASSETS
Current Assets:
Cash	$2,111,383	$1,224,380
Accounts Receivable	101,737	128,270
Employee Retention Credit Receivable	1,753,955	350,791
Current Portion of Note Receivable (net)	-	-
Prepaid Expenses and Other Current Assets	200,429	117,868
Total Current Assets	4,167,504	1,821,309
Property and Equipment, net	7,209,488	7,579,313
Note Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,108,418	2,054,377
Finance Lease – Right of Use	20,812	48,560
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	588,750	273,750
TOTAL ASSETS	$17,019,972	$14,702,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$990,291	$901,369
Current Portion of Mortgage Notes Payable, net of Discount	223,680	174,956
Current Portion of Other Notes Payable	570,000	20,170
Current Portion of Operating Lease Liability	12,010	37,467
Current Portion of Finance Lease Liability	15,159	29,240
Total Current Liabilities	1,811,140	1,163,202
Notes Payable - Related Party	-	977,547
Mortgage Notes Payable, net of Discount	9,251,324	5,582,346
Other Notes Payable	-	551,017
Operating Lease Liability, net of current portion	2,267,645	2,273,278
Finance Lease Liability, net of current portion	7,718	22,878
TOTAL LIABILITIES	13,337,827	10,570,268

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,161,589 and 9,123,589 shares issued and 9,010,909 and 9,079,513 shares outstanding at January 31, 2023 and January 31, 2022, respectively	6,992,148	6,599,069
Treasury Stock, 150,680 and 44,076 shares held at cost at January 31, 2023 and January 31, 2022, respectively	(417,100)	(130,464)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,575,048	6,468,605
NON-CONTROLLING INTEREST	(2,892,903)	(2,336,564)
TOTAL EQUITY	3,682,145	4,132,041
TOTAL LIABILITIES AND EQUITY	$17,019,972	$14,702,309

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2023	2022
REVENUE
Room	$6,974,468	$6,208,467
Food and Beverage	53,089	55,652
Management and Trademark Fees	-	21,026
Other	118,130	124,655
TOTAL REVENUE	7,145,687	6,409,800

OPERATING EXPENSES
Room	2,221,990	2,011,129
Food and Beverage	198,808	201,288
Telecommunications	314	250
General and Administrative	2,226,788	1,831,779
Sales and Marketing	451,495	399,543
Repairs and Maintenance	412,696	392,131
Hospitality	367,864	233,192
Utilities	427,869	383,098
Depreciation	702,386	725,380
Real Estate and Personal Property Taxes, Insurance and Ground Rent	429,168	501,581
Sales and Occupancy Tax	-	-
Other	3,644	33,764
TOTAL OPERATING EXPENSES	7,443,022	6,713,135
OPERATING LOSS	(297,335)	(303,335)
Other Income	2,631	33,627
Interest Income	65,441	60,696
PPP Loan Forgiveness	-	967,141
TOTAL OTHER INCOME	68,072	1,061,464
Interest on Mortgage Notes Payable	466,728	288,844
Interest on Notes Payable- Related Party	-	71,512
Interest on Other Notes Payable	63,619	6,879
TOTAL INTEREST EXPENSE	530,347	367,235
CONSOLIDATED NET (LOSS) INCOME BEFORE EMPLOYEE RETENTION CREDIT	(759,610)	390,894
Employee Retention Credit	1,403,164	350,791
Sales and Occupancy Taxes	-	798,000
Income Tax Benefit	93,497	50
CONSOLIDATED NET INCOME	$737,051	$1,539,735
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$213,880	$1,285,591
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$523,171	$254,144
NET INCOME PER SHARE – BASIC & DILUTED	$0.06	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,159,107	9,108,672

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2023 and 2022

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572
Net Income	-	254,144	-	-	254,144	1,285,591	1,539,735
Shares of Beneficial Interest Issued for Services Rendered	63,000	187,110	-	-	187,110	-	187,110
Dividends	-	(186,492)	-	-	(186,492)	-	(186,492)
Transfer of Ownership Interest in Subsidiary, net	3,691	19,710	-	-	19,710	(19,710)	-
Purchase of Treasury Stock	(44,908)	-	44,076	(130,464)	(130,464)	-	(130,464)
Retirement of Treasury Shares	-	(13,936,972)	(9,568,485)	13,936,972	-	-	-
Dissolution of RHL	-	212,580	-	-	212,580	-	212,580
Reallocation of Non-Controlling Interests and Other	-	21,587	-	-	21,587	(21,587)	-
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	523,171	-	-	523,171	213,880	737,051
Purchase of Treasury Stock	(106,604)	-	106,604	(286,636)	(286,636)	-	(286,636)
Shares of Beneficial Interest Issued for Services Rendered	38,000	52,693			52,693	-	52,693
Dividends		(182,785)			(182,785)	-	(182,785)
Sales of Ownership Interests in Subsidiary, net	-				-	40,000	40,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(810,219)	(810,219)
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$737,051	$1,539,735
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Oher Notes Payable Correction	18,983	-
PPP Loan Forgiveness	-	(967,141)
Employee Retention Credit	(1,403,164)	(350,791)
Stock-Based Compensation	52,693	187,110
Depreciation	702,386	725,380
Changes in Assets and Liabilities:
Accounts Receivable	26,533	(67,713)
Income Tax Receivable	-	68,661
Prepaid Expenses and Other Assets	(82,561)	51,024
Operating Lease	(85,131)	28,171
Finance Lease	(1,493)	(109)
Accounts Payable and Accrued Expenses	88,922	(950,870)
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,219	263,457

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(332,561)	(116,207)
Payments on Investments in Unigen	(315,000)	(213,750)
Dissolution of RHL	-	212,580
NET CASH USED IN INVESTING ACTIVITIES	(647,561)	(117,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(166,535)	(180,282)
Borrowings on Mortgage Notes Payable	3,884,237	-
Payments on Notes Payable - Related Party	(1,955,093)	(878,676)
Borrowings on Note Payable - Related Party	977,546	261,224
Payments on Other Notes Payable	(20,170)	(60,619)
Borrowings on Other Notes Payable	-	550,854
Payment of Dividends	(182,785)	(186,492)
Distributions to Non-Controlling Interest Holders	(810,219)	-
Sale of Ownership Interest in Subsidiary, net	40,000	-
Repurchase of Treasury Stock	(286,636)	(130,464)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,480,345	(624,455)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	887,003	(478,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,224,380	1,702,755
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,111,383	$1,224,380

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2023 AND 2022

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2023, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), $588,750 in UniGen’s privately-held diversification common stock (495,000 shares), and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2 .

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% interest in the Partnership as of January 31, 2023 and January 31, 2022, respectively. The Trust’s weighted average ownership for the twelve months ended January 31, 2023 and 2022 was 75.98% and 75.93%, respectively. As of January 31, 2023, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity. As of January 31, 2023, non-controlling interest represented 48.99% interest in the InnSuites® hotel located in Tucson, Arizona, 78.50% interest in the InnSuites® hotel located in Albuquerque, New Mexico, and 24.02% in the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On January 31, 2023 and 2022, 200,003 Class A Partnership units were outstanding, representing 1.51% of the total Partnership units, respectively. Additionally, as of January 31, 2023 and 2022, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2023 and 2021, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of January 31, 2023, and 2022, the Trust owns 10,037,476 general partner units in the Partnership, representing 75.98% of the total Partnership units.

On February 1, 2021, an investor sold 8,014 RRF units to the Trust.

On July 27, 2021, an investor converted 3,691 RRF units to 3,691 IHT shares of beneficial interest.

On January 31, 2023, the total IHT Shares of Beneficial Interest are 9,160,991. Total Class A and Class B RRF Limited Partnership units are 3,174,041. The total diluted shares that are convertible one for one is 12,335,032.

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

At a future date, the Trust may receive cash from hotel and/or energy operations and/or full or partial sale of one or both hotels, and/or its investments.

As of January 31, 2023, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of January 31, 2023, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $0.

As of January 31, 2023, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of January 31, 2023.

With approximately $2,111,000 of cash as of January 31, 2023, the availability of the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment for the Fiscal Years ended January 31, 2023, and January 31, 2022, respectively.

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

During the Fiscal Quarter ended January 31, 2023, 15,000 warrants were exercised for $15,000 and in return the Trust received 15,000 shares of UniGen. As of January 31, 2023, the Trust owned 495,000 shares of common stock in UniGen Power, Inc. (UniGen), a non-affiliated privately held entity, at a cost of $588,750. As of January 31, 2023, the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UniGen had limited operations and was still in the start-up and research and development stage. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis (net realizable value). Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the Fiscal Years ended January 31, 2023 and 2022.

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

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of the three IHT employees. The shares were fully vested at January 31, 2023.

The following table summarizes restricted share activity during Fiscal Years 2022 and 2023.

	Restricted Shares
	Shares	Price on date of grant
Balance at January 31, 2021	-	-
Granted	63,000	$1.60
Vested	(63,000)	$1.60
Forfeited	-
Balance of unvested awards at January 31, 2022	-

Granted	38,000	$2.08
Vested	(25,333)	$2.08
Balance of unvested awards at January 31, 2023	(12,667)
	-

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest. InnSuites Hospitality Trust continues its Company Stock Buyback Plan allowed within the NYSE American limitations.

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

DIVIDENDS AND DISTRIBUTIONS

In Fiscal Years 2023 and 2022, the Trust paid a semi-annual dividend of $0.01 per share each, at the end of the second Fiscal quarter and at the end of the fourth Fiscal quarter for a total annual dividend of $0.02 for each Fiscal Year in the amounts of $182,785 and $186,492, respectively. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted dividends annually for 52 consecutive years since the Trust registered in 1971, and listed with the NYSE.

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

For the Fiscal Years ended January 31, 2023 and 2022, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 in addition to the basic shares outstanding for the years ended January 31, 2023 and 2022. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the years ended January 31, 2023 and 2022 and are excluded in the calculation of diluted earnings per share for those periods.

SEGMENT REPORTING

The Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust hotel ownership, Operations, and Management Services are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $338,000 and $252,000 for the twelve months ended January 31, 2023 and 2022, respectively, and is reported in the consolidated Statement of Operations.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as an Administrative Manager of Albuquerque, coordinating the offering and sale of Class A Interests to qualified third parties. REF, IHT, and other REF Affiliates may purchase Interests from time to time. Rare Earth, as a General Partner of the Albuquerque entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. As part of this offering, Rare Earth was paid $200,000 for a restructuring fee which was recorded in Equity. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the Fiscal Year ending January 31, 2023 and 2022, the Trust purchased a net of 2 units, and sold 0 units, respectively.

Three Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2023 for $30,000. Two Class A units were sold during the Fiscal Year ended January 31, 2022 for $20,000. As of January 31, 2023, the Trust held a 21.00% ownership interest, or 129 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 78.33% interest, or 470 Class A units.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. RRF Limited Partnership will continue to provide management, licensing and reservation services to the Tucson, Arizona property

As of January 31, 2023, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the Fiscal Year ended January 31, 2023, the Tucson entity made quarterly Priority Return payments.

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

During the Fiscal Years ended January 31, 2023, and January 31, 2022, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted, respectively. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assets and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2023	2022
Assets
Cash	$60,506	$419,762
Accounts Receivable	11,514	29,985
Prepaid Expenses and Deposits	-	9,869
Hotel Properties, Net	1,017,392	1,181,154
Operating Lease -Right of Use	2,108,418	2,021,354

Total Assets	$3,197,830	$3,662,124

Liabilities
Accounts Payable and Accrued Expenses	$496,109	$567,190
Other Notes Payable	-	-
Operating Lease Liability (ASC 842)	2,279,655	2,275,092
Mortgage Notes Payable	1,251,356	1,296,019
Total Liabilities	$4,027,120	$4,138,301

Equity	(829,290)	(476,177)

Liabilities & Equity	$3,197,830	$3,662,124

6. NOTES RECEIVABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement of its technology subsidiary, IBC Hotels LLC (IBC), to an unrelated third-party buyer (Buyer). As a part of the amended sale agreement, the Trust received a secured promissory note adjusted to the principal amount of $1,925,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying consolidated balance sheet in continuing operations.

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
$1,925,000

As of January 31, 2023, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with an extension to May 2023, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

UniGen also issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 500,000 shares of UniGen Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

IHT may fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share.

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available but not outstanding are exercised, these could total approximately 3 million UniGen shares, which amounts to approximately 25% of fully diluted UniGen equity.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT could hold up to approximately 25% of UniGen fully diluted equity ownership. Subsequent to January 31, 2023, no activity has occurred with this line of credit and thus no draws have been taken.

During the year ended January 31, 2023, the Trust reinvested $60,000 of interest income to exercise 60,000 warrants for 60,000 shares of common stock in UniGen. Additionally, the Trust exercised 161,250 warrants for a total of $255,000 for 161,250 shares of common stock in UniGen.

As of January 31, 2023, IHT held 495,000 common shares of UniGen, purchased at a cost of $588,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

8. PROPERTY AND EQUIPMENT

As of January 31, 2023 and January 31, 2022, hotel properties consisted of the following:

	January 31, 2023	January 31, 2022
Land	$2,500,000	$2,500,000
Building and improvements	10,762,859	10,577,297
Furniture, fixtures and equipment	4,261,400	4,114,400
Total hotel properties	17,524,259	17,191,697

Less accumulated depreciation	(10,358,060)	(9,664,472)
Hotel properties, net	7,166,199	7,527,225

As of January 31, 2023 and January 31, 2022, property and equipment consisted of the following:

	January 31, 2023	January 31, 2022
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,879
Total property, plant and equipment	475,545	475,546
Less accumulated depreciation	(432,256)	(423,458)
Property, Plant and Equipment, net	$43,289	$52,088

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2023, and 2021, prepaid expenses and other current assets consisted of the following:

	January 31, 2023	January 31, 2022
Tax and Insurance Escrow	$96,774	$63,512
Deposits	7,000	7,000
Prepaid Insurance	32,159	-
Prepaid Workman’s Compensation	562	-
Miscellaneous Prepaid Expenses	63,934	47,356
Total Prepaid Expenses and Current Assets	$200,429	$117,868

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2023 and 2020, accounts payable and accrued expenses consisted of the following:

	January 31, 2023	January 31, 2022
Accounts Payable	$85,198	$203,165
Accrued Salaries and Wages	236,845	246,600
Accrued Vacation	10,000	10,000
Income Tax Payable	-	93,944
Accrued Interest Payable	-	14,950
Advanced Deposits	1,963	250
Accrued Property Taxes	192,543	35,392
Sales Tax Payable	234,366	154,079
Accrued Other	229,376	142,989
Total Accounts Payable and Accrued Expenses	$990,291	$901,369

11. MORTGAGE NOTES PAYABLE

On January 31, 2022, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2022 was 4.69%.

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.99% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.99% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2022, the mortgage loan balance was approximately $4,461,000.

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

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2023:

	2023	2022
Mortgage note payable, due in monthly installments of $55,827, including interest at 4.99% per year, through March 29, 2047, secured by the Tucson Oracle property with a carrying value of $8.2 million at January 31, 2023.	$8,223,648	$4,461,283

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $1.2 million at January 31, 2023.	1,251,356	1,296,019
Totals:	$9,475,004	$5,757,302

As of January 31, 2023, and January 31, 2022, the mortgage loan balance was approximately $9,475,000 and $5,757,000, respectively. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2023, and January 31, 2022, the mortgage loan balance was approximately $1,251,000, and $1,296,000, respectively, net of financing fees of approximately $13,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2024. The balance as of January 31, 2023 and 2022 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2023. The balance as of January 31, 2023 and 2021 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2023. The balance as of January 31, 2023 and 2021 was $0.

13. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2023, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of January 31, 2023, and January 31, 2022, the Trust had an amount payable of approximately $0 and $977,000, respectively. During the Fiscal Years ended January 31, 2023 and 2022, the Trust accrued approximately $0, respectively, of interest expense.

14. OTHER NOTES PAYABLE

As of January 31, 2023, the Trust had $0 in promissory notes outstanding to unrelated third parties arising from the repurchase of 0 Class A Partnership units in privately negotiated transactions. Typically these promissory notes would bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of January 31, 2023, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2023.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2023.

On July 1, 2019, the Trust and Partnership together entered into an unsecured loan, totaling $100,000 with an individual investor at 4.0% interest only, payable monthly. The loan has been subsequently extended to December 31, 2022. The total principal amount of this loan is $100,000 as of January 31, 2023. It is expected this loan will be repaid in full during the first Fiscal Quarter of Fiscal Year 2024.

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

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2023 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2024	223,680	570,000	-	793,680
2025	234,169	-	-	234,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
Thereafter	8,245,125	-		8,245,125
	$9,475,004	$570,000	$-	$10,045,004

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

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2023 consist of the following:

Fiscal Year Ended
January 31, 2023
Operating Lease Costs:
Operating lease cost*	53,940

Supplemental cash flow information is as follows:

Fiscal Year Ended
January 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,131

Lease obligations:
Operating leases, net	$2,279,655
Long-term obligations	$2,267,645

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2023
Operating leases	35

Weighted average discount rate	4.85%
Operating leases

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease that expires in 2023.

The Trust’s Finance Lease costs recognized in the Consolidated Statement of Income for the Fiscal Year ended January 31, 2023 consist of the following:

Fiscal Year Ended
January 31, 2023
Finance Lease Costs:
Amortization of right-of-use assets	$27,749
Interest on lease obligations	1,883

Supplemental cash flow information is as follows:

Fiscal Year Ended
January 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,493

Lease obligations:
Finance leases, net	$22,877
Long-term obligations	$7,718

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2023
Finance leases	1

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of January 31, 2023 are as follows:

For the Years Ending January 31,
2024	23,342
Total minimum lease payments	$23,342
Less: amount representing interest	465
Total present value of minimum payments	22,877
Less:current portion	$15,159
Long term portion of finance lease liability	7,718

The aggregate annual lease obligations at January 31, 2023 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$134,342	$23,342
2025	134,355
2026	134,367
2027	134,379
2028	134,391
Thereafter	4,127,258
Total Undiscounted Lease Obligations	4,799,092	23,342

Less Imputed Interest	2,519,437	465
Net Lease Obligations	$2,279,655	$22,877

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

For the years ended January 31, 2023 and 2022, the Trust repurchased 106,604 and 44,076 Shares of Beneficial Interest at an average price of $2.69 and $2.96 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 266,361 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $5.4 million at January 31, 2023. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the federal and state income tax returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets on January 31,

	2023	2022

Net operating loss carryforwards	$1,432,100	$1,352,000
Bad debt allowance	-	-
Accrued expenses	(1,000)	(2,000)
Syndications	2,923,000	2,923,000
Prepaid insurance	32,159	-
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	4,437,259	4,324,000

Deferred income tax liability associated with book/tax	(1,877,544)	(1,396,860)
Net deferred income tax asset	2,559,715	2,927,140
Valuation Allowance	(2,559,715)	(2,927,140)
	-	-

Income taxes for the year ended January 31,

	2023	2022

Current income tax benefit	(93,497)	(50)
Deferred income tax provision	165,631	321,306
Change in valuation allowance	(165,631)	(321,306)
Net income tax benefit	(93,497)	(50)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2023:

	2023
	Amount	Percent

Federal statutory rates	$159,518	21%
State income taxes	(39,615)	5%
Change in valuation allowance	165,600	-22%
True-up in prior year returns	-	0%
Effective Rate	-	4%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2022:

	2022
	Amount	Percent

Federal statutory rates	$53,370	-4%
State income taxes	13,254	-1%
Change in valuation allowance	(80,100)	5%
True-up in prior year returns	-	0%
Effective Rate	-	1%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.4 million which includes cumulative net operating loss carryforwards of $1.4 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2023. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.6 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2023 and January 31, 2022, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of January 31, 2023 and January 31, 2022, Mr. Wirth and his affiliates held 6,228,296 and 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 69.12% and 64.72% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2023 and January 31, 2022, the Trust owned 75.98% of the Partnership. As of January 31, 2023, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.50% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

During the Fiscal Years ended January 31, 2023 and 2022, the Trust paid Berg Investment Advisors $6,000 and $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides IT Technology support services to the Trust, receiving a $37,000 annual salary.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2023 and 2022:

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$9,584,449	$3,408,024	$5,757,302	$3,408,024
Other Notes Payable	$570,000	$570,000	$571,187	$571,187
Notes Payable - Related Party	$-	$-	$977,547	$977,547

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2023	2022
Cash Paid for Interest	$465,000	$374,000

Notes Payable	$46,000	$10,000

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the Fiscal Years 2023 and 2022, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $173,000 and $160,000 for the Fiscal Years ended January 31, 2023 and 2022, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2022. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

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

23. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $37,440. These restricted 18,000 shares, (6,000 each to the three Independent Trustees), vest in equal monthly amounts during Fiscal Year 2023.

On May 31, 2022, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 38,000 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $79,040. These shares partially vest on December 31, 2022, and May 31, 2023, in two equal amounts.

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of the three IHT employees. The shares were fully vested at January 31, 2023.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

24. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021.

COVID-19 and its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021. We believe that lodging demand and revenue level have now significantly recovered.

In Fiscal Year 2022, ended January 31, 2022, COVID-19 had shrinking impact on our business, financial results and liquidity. Fiscal Year 2023, starting February 1, 2022 and ending January 31, 2023, showed a significant strong rebound and encouraging progress, with signs of future additional recovery completed. The start of Fiscal Year 2024, starting February 1, 2023 and ending January 31, 2024, has shown no ill effects from the pandemic whatsoever.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is rebounding and close to fully recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2024, (February 1, 2023 to January 31, 2024).

25. OCCUPANCY TAX LIABILITY REVERSAL

Sales and occupancy tax expenses decreased approximately $798,000, to $0 for the twelve months ended January 31, 2023 from approximately $798,000 for the twelve months ended January 31, 2022. This represents a reversal of liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods, as the liabilities had been assumed by a related party. These additional amounts were due for Hotel sales and occupancy expenses owed by hotel guests that were erroneously not collected at the time of stay, nor remitted to the respective states accordingly, and are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. The related party was responsible for these liabilities initially and they were never owed by either Hotel property.

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

As a result of both legislative acts, the Trust will be receiving a substantial amount in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2023 and 2022, respectively. The Trust has further conservatively recognized an additional 12% each Fiscal Quarter, approximately, of the total anticipated Tax Credit receivable for the Quarter ended January 31, 2023.

27. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2023 and 2022, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on July 29, 2022, as well as February 1, 2023, and is once again anticipated for July 31, 2023.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

Subsequent to the Fiscal Year ended January 31, 2023 the Trust repurchased 622 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $1,029.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2023. Increased record results are expected for the two hotels, during the Fiscal Year 2024, ending January 31, 2024. IHT reported a strong annual improvement of results in Fiscal Year 2023, (February 1, 2022, to January 31, 2023), with Net Income Attributable to Controlling Interests doubling, increasing by 106%, to $523,171 as compared to $254,144. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.06, also more than doubling, up $0.03 from the prior year of $0.03. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 11% from the same prior Fiscal Year total of $6.7 million. Consolidated Net Income before non-cash depreciation expense was $1,439,437 for the Fiscal Year ended January 31, 2023. IHT hotel operations are contributing to a solid start in the current 2024 Fiscal First Quarter, with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February, March, and April 2023 of the current Fiscal Year. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of January 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Trust’s Chief Executive Officer and Chief Financial Officer and effected by the Trust’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of January 31, 2023.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust previously increased its technical accounting expertise by hiring a new Chief Financial Officer, and in Fiscal 2023 a Corporate Assistant Controller, and Two Staff Accountants to assist with the Trust’s technical accounting and internal control issues. The CFO has extensive public company reporting experience, to further assist with the Trust’s technical accounting and internal controls.

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2023. Additional strengthening is expected in the current Fiscal Year 2024, as well.

Despite the deficiencies reported above, our management believes that our financial statements included in this Annual Report on Form 10-K for the Fiscal Year ended January 31, 2023 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed Fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We had significant turnover in our accounting department over the last 24 months, with the several new additions aforementioned above. These new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Name	Principal Occupations During Past Five Years, Age as of May 1, 2023 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2025

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 77.

Mr. Wirth has significant real estate and hotel industry experience, including Division President of Ramada Hotels, Inc., and extensive experience with the Trust. He holds an MBA from Carnegie Mellon University, Tepper School of Business. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 25 years.

January 30, 1998

Leslie (Les) T. Kutasi (1)(2)(3)(4)

Chairman of the Audit Committee, as well as Founder and President of Trend-Tex International, a multi-line textile sales and marketing company. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 72.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013
Trustees Whose Terms Expire in 2026

Steven S. Robson (1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 66.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 25 years.

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 25 years. Age: 71.

January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 73.

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

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously. Age: 50.

We request that all of our Trustees attend our Annual Meetings of Shareholders. Board attendance was high, for each of the meetings held by the Board of Trustees and the Committees during Fiscal Year 2023. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management.

Trustee Nominations and Qualifications

The Governance and Nominating Committee expects to identify nominees to serve as our Trustees primarily by accepting and considering the suggestions and nominee recommendations made by members of the Board of Trustees and our management and shareholders. Nominees for Trustees are evaluated based on their character, judgment, independence, financial or business acumen, diversity of experience, ability to represent and act on behalf of all of our shareholders, and the needs of the Board of Trustees. In accordance with its charter, the Governance and Nominating Committee discusses diversity of experience as one of many factors in identifying nominees for Trustee, but does not have a policy of assessing diversity with respect to any particular qualities or attributes. All of the current Trustees are men, due to the departure of one woman and the reduction of Board size to five, during fiscal 2019. The Governance and Nominating Committee has not identified any specific attributes that the Committee would desire to diversify on the Board. In general, before evaluating any nominee, the Governance and Nominating Committee first determines the need for additional Trustees to fill vacancies or expand the size of the Board of Trustees and the likelihood that a nominee can satisfy the evaluation criteria. The Governance and Nominating Committee would expect to re-nominate incumbent Trustees who have served well on the Board of Trustees and express an interest in continuing to serve. Our Board of Trustees is satisfied that the backgrounds and qualifications of our Trustees, considered as a group, provide a mix of experience, knowledge and abilities that allows our Board to fulfill its responsibilities.

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

The Trust does not have a lead independent Trustee but receives strong leadership from all of its members. Our Board Committees consist of three independent Trustee members, and our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. In addition, our Trustees take active and substantial roles in the activities of our Board of Trustees at the full Board meetings. Our Trustees are able to propose items for Board meeting agendas, and the Board’s meetings include time for discussion of items not on the formal agenda. Our Board believes that this open structure, as compared to a system in which there is a designated lead independent trustee, facilitates a greater sense of responsibility among our Trustees and facilitates active and effective oversight by the independent Trustees of the Trust’s operations and strategic initiatives, including any risks.

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

Date of 2023 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2023 Annual Meeting will be held in July or August, 2023. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2023 Annual Meeting will be on or before July 1, 2023, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2023 Annual Meeting. A shareholder who wishes to present a proposal at the 2023 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2023. When the date for the 2023 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during Fiscal Year 2023.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the Fiscal Years ended January 31, 2023 and 2022 with the management of the Trust. In addition, the Audit Committee has discussed with BF Borgers CPA PC (“BF Borgers”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from BF Borgers required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with BF Borgers its independence from the Trust, including the compatibility of any non-audit services with BF Borgers’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the Fiscal Year ended January 31, 2023.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the Fiscal Year ended January 31, 2023, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during Fiscal Year 2023. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for Fiscal Years 2023 and 2022, Mr. Wirth’s annual base salary remained set at $153,060. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2023 Bonuses

Fiscal 2023 – Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full Fiscal Year ended January 31, 2023 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

Fiscal 2023 - Performance-Based Cash Bonuses

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

In Fiscal Year 2023 ending January 31, 2023, the Board approved a stock bonus of up to 3,000 shares for the CFO, Controller, and our Independent Consultant. In addition, our Director of Hotel Operations and IT/Technology Manager each were approved for up to 2,000 shares.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for Fiscal Year 2023 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2023	$4,000
Second Quarter – Fiscal Year 2023	$4,000
Third Quarter – Fiscal Year 2023	$2,500
Fourth Quarter – Fiscal Year 2023	$3,500
Year End – Fiscal Year 2023	$12,000

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

Fiscal Year 2023 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our Fiscal Years ended January 31, 2023 and 2022:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($)(3)	($)(4)	($)(1)(2)	($)

James F. Wirth,	2022	153,060		2,245		155,275
Chief Executive Officer	2023	153,060		4,629		157,689

Sylvin R. Lange,	2022	79,735		7,575	900	88,210
Chief Financial Officer	2023	97,375		5,475	1,125	103,975

Marc E. Berg,	2022	67,134	22,500	7,484	1,200	98,318
Executive Vice President	2023	67,134		4,629	1,200	72,963

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, and Mr. Lange receive a monthly travel expense reimbursement of $100. For the Fiscal Year ending January 31, 2023, Mr. Berg, and Mr. Lange received $1,200, and $1,125 respectively in expense reimbursement. For the Fiscal Year ending January 31, 2022, Mr. Berg, and Mr. Lange received $1,200, and $900, respectively.

(3) For the Fiscal Year ending January 31, 2021 Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Tempe Hotel, an affiliate of the Trust, of which $7,500 was paid during the Fiscal Year ended January 31, 2021. The balance of $22,500, was paid during the Fiscal Year ended January 31, 2022.

(4) During Fiscal Year ending January 31, 2023 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2023 – Performance Based Cash Bonuses of $4,629, $4,629, and $5,475, respectively. During Fiscal Year ending January 31, 2022 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2022 – Performance Based Cash Bonuses of $2,245, $7,484, and $7,575, respectively.

During Fiscal Year 2023 and 2022, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2023 and 2022. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2023 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2023 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our Fiscal Year 2023. As of January 31, 2023, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our Fiscal Year 2023, on February 01, 2022, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $12,480 (per grant) to each of Messrs. Kutasi, Chase, and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our Fiscal Year ended January 31, 2023. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	$0	$12,840	$12,840
Steven S. Robson	$0	$12,840	$12,840
JR Chase	$0	$12,840	$12,840

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the Fiscal Years ended January 31, 2023 and 2022. The Stock Awards were based on a stock price of $2.08 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 17, 2023. The Board of Trustees met on February 17, 2023 and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,178,991 Shares of Beneficial Interest issued and outstanding as of May 1, 2023. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	5,930,161	65.04%
Marc E. Berg	47,750	*
Sylvin R. Lange	9,750	*
JR Chase	60,657	*
Leslie T. Kutasi	68,000	*
Steven S. Robson	155,200	1.70%
Trustees and Executive Officers as a group (six persons)	6,271,518	68.79%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2020. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,530,341 Shares that are voted separately by Mr. Wirth, and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. The Wirth Family also owns Class B RRF Units, convertible one for one, into stock of IHT. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2023:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships, or arrangements in Fiscal Year 2022 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, RRF Limited Partnership (RRF). Under the management agreements, RRF manages the daily operations of the Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, RRF, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, RRF Limited Partnership, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, see Notes 3 and 4 of our consolidated financial statements.

Financing Arrangements and Guarantees

On December 30, 2020, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2022 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,595,000 during the Fiscal Year ended January 31, 2023. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the Fiscal Year ended January 31, 2023 was $17,000 of expense, and for the Fiscal Year ended January 31, 2022 was $71,000 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $0 and $0, at January 31, 2023 and 2022, respectively, all of which is considered a current receivable.

As of January 31, 2023, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2023.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2023.

On July 1, 2019, the Trust and Partnership together entered into an unsecured loan, totaling $100,000 with an individual investor at 4.0% interest only, payable monthly. The loan had been subsequently extended to December 31, 2022. The total principal amount of this loan is $100,000 as of January 31, 2023. It is expected this loan will be repaid in full during the first Fiscal Quarter of Fiscal Year 2024.

Other Related Party Transactions

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides IT Technology support services to the Trust, receiving a $37,000 annual salary.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the Fiscal Years ended January 31, 2023, and 2022, for professional services rendered by BF Borgers CPA PC:

	2023	2022
Audit Fees (1)	$114,955	$135,000
Tax Fees (2)	27,000	25,000
Other Fees	-	-
Total	$141,955	$160,000

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)	“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the Fiscal Years ended January 31, 2023 and 2022 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain BF Borgers, to perform the tax return preparation, for tax years 2022 and 2023, for all entities within the Trust.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently BF Borgers, CPA PC. Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the Fiscal Year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

Exhibit Number	Exhibit
10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

Exhibit Number	Exhibit
10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

Exhibit Number	Exhibit
10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.65	Purchase and Sale Agreement by and between 102037739 LTD and Rare Earth Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

Exhibit Number	Exhibit
11.05	Appointment of CFO Sylvin R, Lange by InnSuites Hospitality Trust (Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers on Form 8-K, filed with the Securities and Exchange Commission September 9, 2020).

21	Subsidiaries of the Registrant.

22	Consent of BF Borgers, CPA PC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 1, 2023	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2023	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 1, 2023	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2023	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: May 1, 2023	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 1, 2023	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 1, 2023	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 1, 2023	By:	/s/ JR Chase
JR Chase, Trustee

