Form 10-Q
period 2023-04-30
INNSUITES HOSPITALITY TRUST
filed 2023-06-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 14, 2023: 9,117,513.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2023	JANUARY 31, 2023
ASSETS
Current Assets:
Cash	$1,704,285	$2,111,383
Accounts Receivable	62,962	101,737
Employee Retention Credit Receivable	2,104,746	1,753,955
Prepaid Expenses and Other Current Assets	315,584	200,429
Total Current Assets	4,187,577	4,167,504
Property and Equipment, net	7,149,600	7,209,488
Notes Receivable (net)	1,925,000	1,925,000
Notes Receivable - Related Party	27,225	-
Operating Lease – Right of Use	2,101,974	2,108,418
Finance Lease – Right of Use	11,562	20,812
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	603,750	588,750
TOTAL ASSETS	$17,006,688	$17,019,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$803,460	$990,291
Current Portion of Mortgage Notes Payable, net of Discount	223,680	223,680
Current Portion of Other Notes Payable	470,000	570,000
Current Portion of Operating Lease Liability	24,614	12,010
Current Portion of Finance Lease Liability	12,812	15,159
Total Current Liabilities	1,534,566	1,811,140
Mortgage Notes Payable, net of Discount	9,207,144	9,251,324
Operating Lease Liability, net of current portion	2,247,067	2,267,645
Finance Lease Liability, net of current portion	-	7,718
TOTAL LIABILITIES	12,988,777	13,337,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,161,589 and 9,161,589 shares issued and 9,010,909 and 9,010,909 shares outstanding at April 30, 2023 and January 31, 2023, respectively	7,248,516	6,992,148
Treasury Stock, 59,681 and 150,680 shares held at cost at April 30, 2023 and January 31, 2023, respectively	(417,100)	(417,100)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,831,416	6,575,048
NON-CONTROLLING INTEREST	(2,813,505)	(2,892,903)
TOTAL EQUITY	4,017,911	3,682,145
TOTAL LIABILITIES AND EQUITY	$17,006,688	$17,019,972

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS APRIL 30,
	2023	2022
REVENUE
Room	$2,178,458	$2,087,170
Food and Beverage	17,586	15,777
Other	9,912	33,148
TOTAL REVENUE	2,205,956	2,136,095

OPERATING EXPENSES
Room	629,936	566,787
Food and Beverage	47,937	56,382
General and Administrative	619,738	601,454
Sales and Marketing	97,475	150,184
Repairs and Maintenance	116,157	107,353
Hospitality	120,411	77,436
Utilities	99,290	109,921
Depreciation	168,178	171,691
Real Estate and Personal Property Taxes, Insurance and Ground Rent	114,143	143,840
Other	6,411	5,907
TOTAL OPERATING EXPENSES	2,019,676	1,990,955
OPERATING INCOME	186,280	145,140
Other Income	806	105
Interest Income	17,600	15,626
TOTAL OTHER INCOME	18,406	15,731
Interest on Mortgage Notes Payable	83,744	93,183
Interest on Notes Payable - Related Party	-	-
Interest on Other Notes Payable	6,288	42,292
TOTAL INTEREST EXPENSE	90,032	135,475
CONSOLIDATED NET INCOME BEFORE EMPLOYEE RETENTION CREDIT	114,654	25,396
Employee Retention Credit	350,791	350,791
CONSOLIDATED NET INCOME	$465,445	$376,187
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$228,837	$188,072
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$236,608	$188,115
NET INCOME PER SHARE – BASIC & DILUTED	$0.03	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,010,909	9,086,010

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2023

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	236,608	-	-	236,608	228,837	465,445
Shares of Beneficial Interest Issued for Services Rendered	-	19,760	-	-	19,760	-	19,760
Distribution to Non-Controlling Interests	-	-	-	-	-	(149,439)	(149,439)
Balance, April 30, 2023	9,010,909	$7,248,516	150,680	$(417,100)	$6,831,416	$(2,813,505)	$4,017,911

FOR THE THREE MONTHS ENDED APRIL 30, 2022

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	188,115	-	-	188,115	188,072	376,187
Purchase of Treasury Stock	(15,795)	-	15,795	(39,961)	(39,961)	-	(39,961)
Distribution to Non-Controlling Interests	-	-	-	-	-	(156,081)	(156,081)
Balance, April 30, 2022	9,063,718	$6,787,184	59,871	$(170,425)	$6,616,759	$(2,304,573)	$4,312,186

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$465,445	$376,187
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Oher Notes Payable Correction	-	-
PPP Loan Forgiveness	-	-
Employee Retention Credit	(350,791)	(350,791)
Stock-Based Compensation	19,760	-
Depreciation	168,178	171,691
Changes in Assets and Liabilities:
Accounts Receivable	38,775	(37,293)
Income Tax Receivable	-	-
Prepaid Expenses and Other Assets	(115,155)	10,973
Operating Lease	(1,530)	5,027
Finance Lease	(815)	(241)
Accounts Payable and Accrued Expenses	(186,831)	(83,108)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,036	92,445

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(108,290)	(50,332)
Payments on Investments in Unigen	(15,000)	(110,000)
NET CASH USED IN INVESTING ACTIVITIES	(123,290)	(160,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(44,180)	(26,359)
Borrowings on Mortgage Notes Payable	-	3,901,484
Lendings on Notes Receivable - Related Party	(27,225)	-
Payments on Notes Payable - Related Party	-	(1,955,093)
Borrowings on Note Payable - Related Party	-	977,546
Payments on Other Notes Payable	(100,000)	(4,472)
Borrowings on Other Notes Payable	-	-
Payment of Dividends	-	-
Distributions to Non-Controlling Interest Holders	(149,439)	(156,081)
Sale of Ownership Interest in Subsidiary, net	-	-
Repurchase of Treasury Stock	-	(39,961)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(320,844)	2,697,064
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(407,098)	2,629,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,111,383	1,224,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,704,285	$3,853,557

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2023, AND JANUARY 31, 2023

AND FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2023, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $603,750 in UniGen’s privately-held common stock (510,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% interest in the Partnership as of April 30, 2023 and January 31, 2023, respectively. The Trust’s weighted average ownership for the three months ended April 30, 2023 and 2022 was 75.98% and 75.89%, respectively. As of April 30, 2023, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On April 30, 2023 and January 31, 2023, 200,003 Class A Partnership units were issued and outstanding, representing 1.51% of the total Partnership units, respectively. Additionally, as of April 30, 2023 and January 31, 2023, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on April 30, 2023 and January 31, 2023, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of April 30, 2023, and January 31, 2023, the Trust owns 10,037,476 general partner units in the Partnership, representing 75.98% of the total Partnership units.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements is revenues from hotel room reservations and from RRF Management fees from the Tucson, Arizona and Albuquerque, New Mexico properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of intercompany advances and sale of assets. Disruption of travel beginning March 15, 2020, had previously deferred the quarterly distributions from both the Albuquerque and Tucson hotels. These quarterly distributions from both the Albuquerque and Tucson hotels resumed February 15, 2022.

At a future date, the Trust may receive cash from hotel and energy operations and/or full or partial sale of one or both hotels, and/or full or partial sale of its UniGen diversification investment.

As of April 30, 2023, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2022, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of April 30, 2023, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of April 30, 2023.

With approximately $1,704,000 of cash, as of April 30, 2023, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, or a possible merger. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2023.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended April 30, 2023.

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

Each room night consumed by a guest with a cancelable reservation represents a contract whereby the Trust has a performance obligation to provide the room night at an agreed upon price. For cancelable reservations, the Trust recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancelable reservation, the entire reservation period represents the contract term whereby the Trust has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancelable reservations, the Trust recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Trust uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancelable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, complimentary breakfast, and high speed internet), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the three months ended April 30, 2023 and the Fiscal Year ended January 31, 2023.

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

For the three months ended April 30, 2023 and 2022, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 in addition to the basic shares outstanding for the three months ended April 30, 2023 and 2022, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2023 and 2022 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $82,000 and $109,000 for the three months ended April 30, 2023 and 2022 respectively, and is reported in the consolidated Statement of Operations.

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

IHT may fund at IHT’s sole discretion a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share.

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

During the first Fiscal Quarter (February 1, 2023 to April 30, 2023), three months ended April 30, 2023, the Trust reinvested $15,000 of interest income to exercise 15,000 warrants for 15,000 shares of common stock in UniGen.

As of April 30, 2023, IHT held 510,000 common shares of UniGen, purchased at a cost of $603,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. management reports progress on several fronts of the InnSuites Hospitality Trust (IHT) efficient clean energy innovation diversification investment including the following:

1. Despite travel and supply chain disruptions including “reshoring” of a portion of UniGen parts, UniGen management continues to make progress on completing the UPI 1000TA first prototype to be assembled in the coming months. In early 2023, with prototype engineering complete, UniGen paused engineering to raise additional capital with strong initial interest.

2. Due to global travel and economic events, an increasingly unreliable American power grid, increasing demand for electric vehicles, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and has increased the MSP planned power plant price. The initial order for thirty units was recently reaffirmed.

3. UniGen raised approximately $1.3 million in new capital in 2022 through early existing UniGen warrant exercises. Additional warrant exercises by IHT and other investors are expected to raise additional capital in 2023.

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

3. OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 1, 2023 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the three months ending April 30, 2023 and 2022, the Trust sold 0 units for $10,000 per unit, respectively.

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

For the Albuquerque entity, three Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2023 for $30,000. As of April 30, 2023 and January 31, 2023, respectively, the Trust held a 21.50% ownership interest, or 129 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 78.33% interest, or 470 Class A units.

For the Tucson entity, as of April 30, 2023 and January 31, 2023, respectively, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units.

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

During the three months ended April 30, 2023 and the Fiscal Year ended January 31, 2023, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of April 30, 2023, and January 31, 2023, hotel properties consisted of the following:

HOTEL SEGMENT
	April 30, 2023	January 31, 2023
Land	$2,500,000	$2,500,000
Building and improvements	10,779,013	10,762,859
Furniture, fixtures and equipment	4,338,645	4,261,400
Total hotel properties	17,617,658	17,524,259
Less accumulated depreciation	(10,509,134)	(10,358,060)
Hotel properties, net	7,108,524	7,166,199

As of April 30, 2023, and January 31, 2023, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	April 30, 2023	January 31, 2023
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	475,545	475,545
Less accumulated depreciation	(434,469)	(432,256)
Property, Plant and Equipment, net	$41,076	$43,289

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with $ 3.8 million in inter-company advances from IHT and RRF used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016.

As of April 30, 2023, and January 31, 2023, the mortgage loan balance was approximately $9,475,000 and $9,431,000, respectively. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2023, the mortgage loan balance was approximately $1,299,000, net of financing fees of approximately $14,000. The mortgage note payable is due in monthly installments of approximately $12,095 per month.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on December 31, 2023, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of April 30, 2023, and January 31, 2023, the Trust had an amount receivable of approximately $27,000 and $0, respectively. During the three months ended April 30, 2023 and 2022, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of April 30, 2023, the Trust had approximately $0 in promissory notes outstanding to unrelated third parties arising from the repurchase of 0 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of April 30, 2023, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or in December 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2023.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to December 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of April 30, 2023.

On July 1, 2019, the Trust and Partnership together entered into an unsecured loan, totaling $100,000 with an individual investor at 4.0% interest only, payable monthly. The loan has been subsequently extended to December 2022. The total principal amount of this loan is $0 as of April 30, 2023. As expected this loan was repaid in full during the first Fiscal Quarter of Fiscal Year 2024.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2023 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2024	223,680	470,000	-	693,680
2025	234,169	-	-	234,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
Thereafter	8,200,945	-		8,200,945
	$9,430,824	$470,000	$-	$9,900,824

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

For the three months ended April 30, 2023 and 2022, the Trust repurchased 0 and 15,795 Shares of Beneficial Interest at an average price of $0 and $2.53 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2023, and January 31, 2023, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of April 30, 2023, and January 31, 2023, Mr. Wirth and his affiliates held 6,228,296 Shares of Beneficial Interest in the Trust, which represented 70.29% and 69.12% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2023, and January 31, 2023, the Trust owned 75.98% of the Partnership, respectively. As of April 30, 2023, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.50% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, RRF Limited Partnership. Under the management agreements, RRF manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving a $37,000 annual salary.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $88,000 and $118,000 in cash for interest for the three months ended April 30, 2023 and 2022, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the three months ended April 30, 2023 and 2022, respectively. Cash paid for taxes for the three months ended April 30, 2023 and 2022 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2023 and January 31, 2023, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $51,000 and $48,000 for the three months ended April 30, 2023 and 2021, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2022. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

14. LEASES

The Trust has operating leases for its corporate offices in Phoenix, Arizona and land leased in Albuquerque, New Mexico, and a cable equipment finance lease in Tucson, Arizona. The Trust’s corporate office lease is month to month. All leases are non-cancelable.

Operating Leases

The Trust holds a month to month office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020. Base monthly rent is $4,318. The Trust also pays electricity and applicable sales tax.

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Trust’s lease costs for the three months ended April 30, 2023:

Three Months Ended
April 30, 2023
Operating Lease Costs:
Operating lease cost*	22,660

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,530)

Lease obligations:
Operating leases, net	$2,271,681
Long-term obligations	$2,247,067

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2023
Operating leases	34

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of April 30, 2023 are as follows:

For the Years Ending April 30,
2024	$100,757
2025	134,355
2026	134,367
2027	134,379
2028	134,391
Thereafter	4,125,252
Total minimum lease payments	$4,763,501
Less: amount representing interest	2,491,820
Total present value of minimum payments	2,271,681
Less: current portion	$24,614
Long term portion of operating lease liability	2,247,067

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the three months ended April 30, 2023:

Three Months Ended
April 30, 2023
Finance Lease Costs:
Amortization of right-of-use assets	$13,874
Interest on lease obligations	218

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(815)

Lease obligations:
Finance leases, net	$12,812
Long-term obligations	$0

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2023
Finance leases	1

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of April 30, 2023 are as follows:

For the Years Ending January 31,
2024	13,030
Total minimum lease payments	$13,030
Less: amount representing interest	218
Total present value of minimum payments	12,812
Less: current portion	$12,812
Long term portion of finance lease liability	0

15. SHARE-BASED PAYMENTS

On May 31, 2022, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 38,000 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $79,040. These shares partially vested on December 31, 2022, and May 31, 2023, in two equal amounts.

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

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest based on the extended time period are due through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2023	$250,000
2024	1,675,000
$1,925,000

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.
●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.
●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of April 30, 2023, management evaluated the carrying value of the note determined no further impairment is needed at this time.

IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018.

17. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has from time to time received various IRS and state tax jurisdiction notices which the Trust is in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.4 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2023. We have evaluated the net deferred tax asset and determined that it is more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.6 million.

18. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021.

COVID-19 and its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021. We believe that lodging demand and revenue level have now significantly recovered.

In Fiscal Year 2022, ended January 31, 2022, and Fiscal Year 2023, starting February 1, 2022 and ending January 31, 2023, InnSuites and the travel industry showed a significant rebound. The start of Fiscal Year 2024, starting February 1, 2023 and ending January 31, 2024, has shown no ill effects from the pandemic whatsoever.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an adverse impact our business, operations, and financial results. We believe that lodging demand and revenue level has now rebounded to ful recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2024, (February 1, 2023 to January 31, 2024).

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

As a result of both legislative acts, the Trust will be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2023. The Trust has further conservatively recognized an additional 12% approximately of the total anticipated Tax Credit receivable for the Quarter ended April 30, 2023.

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

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2023. Increased record results are expected for the two hotels, during Fiscal Year 2024, ending January 31, 2024. IHT reported a strong annual improvement of results in Fiscal Year 2023, (February 1, 2022, to January 31, 2023), with Net Income Attributable to Controlling Interests doubling, increasing by 106%, to $523,171 as compared to $254,144. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.06, also more than doubling, up $0.03 from the prior year of $0.03. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 11% from the same prior Fiscal Year total of $6.7 million. Consolidated Net Income before non-cash depreciation expense was $1,439,437 for the Fiscal Year ended January 31, 2023. IHT hotel operations have contributed to a solid start in the 2024 Fiscal First Quarter, with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February, March, and April 2023 of the current Fiscal Year. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2023.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	inflation and economic recession;
●	terrorist attacks or other acts of war;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	Collectability of notes receivable

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage including liability coverage, and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and
●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2023, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At April 30, 2023, we owned a direct 21.50% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the hotel and travel industries. Although hotel operations have now bounced back, virus-related travel slowdown in the Fiscal Year 2021, (February 1, 2020 to January 31, 2021), negatively impacted hotel room demand and pricing, which reduced our profit margins. Increases in supply or decline in demand could result in increased competition, which could have an adverse effect on the rates and occupancy revenue of the Hotels in their respective markets.

Over time, we expect our UniGen diversification efficient clean energy generation investment to mature, grow, and provide a substantial source of income in the foreseeable future.

We expect the current Fiscal Year 2024 to continue strong for the travel industry, with a continued increase of room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary breakfast and free Internet access.

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

The following tables show historical financial and other information for the periods indicated:

	For the Three Months Ended
Albuquerque	April 30,
	2023	2022	Change	%-Incr/Decr
Occupancy	89.90%	83.40%	6.50%	7.79%
Average Daily Rate (ADR)	$90.04	$94.23	$(4.19)	-4.45%
Revenue Per Available Room (REVPAR)	$80.95	$78.59	$2.36	3.00%

	For the Three Months Ended
Tucson	April 30,
	2023	2022	Change	%-Incr/Decr
Occupancy	86.95%	81.06%	5.89%	7.27%
Average Daily Rate (ADR)	$112.14	$113.54	$(1.40)	-1.23%
Revenue Per Available Room (REVPAR)	$97.50	$92.04	$5.46	5.93%

	For the Three Months Ended
Combined	April 30,
	2023	2022	Change	%-Incr/Decr
Occupancy	88.17%	82.02%	6.15%	7.50%
Average Daily Rate (ADR)	$102.79	$105.45	$(2.66)	-2.52%
Revenue Per Available Room (REVPAR)	$90.64	$86.50	$4.14	4.79%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2023 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2022.

A summary of total operating results of the Trust for the twelve month trailing periods ended April 30, 2023 and 2022 is as follows:

	FY 2023/2024	FY 2022/2023	Change	% Change
Total Revenues	$7,215,548	$7,146,769	$68,779	1%
Operating Expenses	7,471,743	7,098,385	373,358	5%
Operating (Loss) Income	(256,195)	48,384	(304,579)	630%
Interest Income and Other	70,747	623,645	(552,898)	(89)%
Interest Expense	(484,904)	(412,900)	(72,004)	(17)%
Employee Retention Benefit	1,403,164	701,582	701,582	100%
Sales and Occupancy Taxes	-	798,000	(798,000)	100%
Income Tax Benefit	93,497	50	93,447	186,894%
Consolidated Net Income	826,309	1,758,761	(932,452)	53%

RESULTS OF OPERATIONS FOR THE FISCAL THREE MONTHS ENDED APRIL 30, 2023 COMPARED TO THE FISCAL THREE MONTHS ENDED APRIL 30, 2022

A summary of total operating results of the Trust for the three months ended April 30, 2023 and 2022 is as follows:

	2023	2022	Change	% Change
Total Revenues	$2,205,956	$2,136,095	$69,861	3%
Operating Expenses	2,019,676	1,990,955	28,721	1%
Operating Income	186,280	145,140	41,140	(28)%
Interest Income and Other	18,406	15,731	2,675	17%
Interest Expense	(90,032)	(135,475)	45,443	34%
Employee Retention Benefit	350,791	350,791	-	0%
Consolidated Net Income	465,445	376,187	89,258	24%

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

REVENUE:

For the First Fiscal Quarter three months ended April 30, 2023, we had total revenue of approximately $2.18 million compared to approximately $2.09 million for the three months ended April 30, 2022, an increase of approximately $0.1 million. In the prior fiscal years ended January 31, 2023, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended April 30, 2023, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income for the three months ended April 30, 2023 was approximately $465,000 which is an increase of approximately $890,000 from the same prior Fiscal Quarter for the same period of approximately $376,000. Earnings Per Share based on this Consolidated Net Income amount were $0.03, up $0.01 from the prior year of $0.02, and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income attributable to Controlling Interest was $0.02, up from the prior year similar three month period of $0.02.

Total Trust Equity decreased to $4,017,911 at the end of Fiscal First Quarter 2023, down approximately $0.3 million, from the $4,312,186 reported at the end of the prior Fiscal First Quarter 2022. Net Income before non-cash depreciation expense was $404,786 for the Fiscal First Quarter ended April 30, 2023, compared to $359,806 for the Fiscal First Quarter ended April 30, 2022, which is an increase of approximately $45,000.

We realized a 4% increase in room revenues during the three months ended April 30, 2023 as room revenues were approximately $2.18 million for the three months ending April 30, 2023 as compared to approximately $2.08 million for the three months ending April 30, 2022. Due to increased demand as the hospitality and travel industry recovers, food and beverage revenue increased 11% to approximately $18,000 for the three months ending April 30, 2023 as compared to approximately $16,000 during the three months ending April 30, 2022, an increase of approximately $2,000. During Fiscal Year 2023, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $2.0 million for the three months ended April 30, 2023 reflecting an increase of approximately $0 million, or 1%, compared to total expenses net of interest expense of approximately $2.0 million for the three months ended April 30, 2022. Total expenses were close to flat year over year.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $630,000 for the three months ended April 30, 2023 compared to approximately $567,000 in the prior year three month period for an increase of approximately $63,000, or 11%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2023, food and beverage expenses decreased approximately $8,000, or 15%, to approximately $48,000 for the three months ended April 30, 2023, compared to approximately $56,000 for the three months ended April 30, 2022. The decrease in due to cost savings initiatives to offset rising food and beverage purchasing costs

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $620,000 for the three months ended April 30, 2023, increased approximately $18,000 from approximately $601,000 for the three months ended April 30, 2022 primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $53,000, or 35%, to approximately $97,000 for the three months ended April 30, 2023 from approximately $150,000 for the three months ended April 30, 2022. Decreased focus on sales and marketing due to the rebound in hotel occupancy drove the decrease.

Repairs and maintenance expense increased by approximately $9,000, or 8%, from approximately $107,000 reported for the three months ended April 30, 2022 compared to approximately $116,000 for the three months ended April 30, 2023. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $43,000, or 55%, from $77,000 for the three months ended April 30, 2022 to approximately $120,000 for the three months ended April 30, 2023. The increase was primarily due to COVID-19 regulations minimizing and once again increasing food service availability, expanding our complimentary breakfast and social hour offerings.

Utility expenses decreased approximately $11,000, or 10%, to approximately $99,000 reported for the three months ended April 30, 2022 compared with approximately $110,000 for the three months ended April 30, 2023.

Hotel property depreciation expenses decreased by approximately $4,000 from approximately $172,000 reported for the three months ended April 30, 2022 compared to approximately $168,000 for the three months ended April 30, 2023. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $30,000, or 21%, to approximately $114,000 reported for the three months ended April 30, 2023 compared with approximately $144,000 for the three months ended April 30, 2022. Decreased real estate and property taxes, insurance and ground rent expense resulted from changes in insurance policies, along with decreased personal property valuations.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel and quarterly distributions from the Albuquerque, New Mexico properties, intercompany loan repayments, and potential future real estate hotel sales is another future source of cash. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona and Albuquerque, New Mexico. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson and Albuquerque.

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2023, as the travel industry continued to rebound.

With approximately $1.7 million of cash as of April 30, 2023 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its revenues to build market share as the hotel industry rebounds. Management believes that with additional extension repayment terms, that the future collectability of the current carrying value of the note is probable and not subject to impairment, or allowance for the Quarter ended April 30, 2023.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no additional new-build hotel supply in our markets during the remaining Fiscal Year 2024, and accordingly we anticipate a continued rebound of revenues and operating margins. We expect challenges for the upcoming fiscal year to be inflation, cost control, travel, leisure, corporate, group, and government business continued rebound to grow occupancy and further increase room rates while maintaining and/or building market share.

Cash provided by operating activities from continuing operations totaled approximately $37,000 during the three months ended April 30, 2023 as compared to net cash provided of approximately $92,000 during the three months ended April 30, 2022. Consolidated net income was approximately $465,000 for the three months ended April 30, 2023 as compared to consolidated net income for the three months ended April 30, 2022 of approximately $376,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the three months ended April 30, 2023 and 2022, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $168,000 during the three months ended April 30, 2023 compared to approximately $172,000 during the three months ended April 30, 2022, a decrease of $4,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $265,000 and $105,000 for the three months ended April 30, 2023 and 2022, respectively. This significant increase in changes in assets and liabilities for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was due to the incresase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $123,000 for the three months ended April 30, 2023 compared to net cash used in investing activities of approximately $160,000 for the three months ended April 30, 2022. The decrease in net cash used in activities during the three months ended April 30, 2023 was due primarily due to the additional investment into UniGen in 2022.

Net cash (used in) provided by financing activities totaled approximately ($321,000) and $2,697,000, respectively, for the three months ended April 30, 2023 and 2022. The decrease of approximately $3,018,000 was primarily due to the refinance of the Tucson Oracle mortgage, offset by repayments to Rare Earth on the Note Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $44,000 and $26,000 during the three months ended April 30, 2023 and 2022, respectively. Net payments and borrowings on other notes payable was approximately ($100,000) and approximately ($4,000) during the three months ended April 30, 2023 and 2022, respectively.

Lending on notes receivable–related party, netted against payments on note receivable–related party, was approximately ($27,000) and $0 of cash used in financing activities during the three months ended April 30, 2023 and 2022, respectively.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $0 and ($977,000) of cash used in financing activities during the three months ended April 30, 2023 and 2022, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately ($100,000) and ($4,000) of net cash used in financing activities during the three months ended April 30, 2023 and 2022, respectively.

We had no sales of our IHT stock for cash for the three months ended April 30, 2023 and 2022.

During the three months ended April 30, 2023, our distributions to non-controlling interest holders was approximately $149,000 compared with approximately $156,000 for the three months ended April 30, 2022.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of April 30, 2023, and 2022, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2023 and 2022, the Hotel spent approximately $108,000 and $50,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2023 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $116,000 and $107,000 for the three months ended April 30, 2023 and 2022, respectively.

We have minimum debt payments, net of debt discounts, of approximately $693,000 and approximately $234,000 due during Fiscal Years 2024 and 2025, respectively. Minimum debt payments due during Fiscal Year 2024 and 2025 include approximately $223,000 and $234,000 of mortgage notes payable, and approximately $470,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

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

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months, as supply had been steady in those respective markets, and is expected to increase. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to the impact of virus-related restrictions and reduction of travel after February 1, 2021 to January 31, 2023. The recovery is benefitting our hotels in the First Fiscal Quarter of 2024, February 1, 2023 to April 30, 2024. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2024, through January 31, 2024, as the Travel Industry continues its recovery.

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

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2023 filed with the SEC on May 1, 2022, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended April 30, 2023. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2023 or 2022. As of April 30, 2023, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

Each room night consumed by a guest with a cancelable reservation represents a contract whereby the Trust has a performance obligation to provide the room night at an agreed upon price. For cancelable reservations, the Trust recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancelable reservation, the entire reservation period represents the contract term whereby the Trust has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancelable reservations, the Trust recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Trust uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancelable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

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

A reconciliation of net income (loss) attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2023 and 2022 is approximately as follows:

	Three Months Ended April 30,
	2023	2022
Net income attributable to controlling interests	$237,000	$188,000
Add back:
Depreciation	168,000	172,000
Interest expense	90,000	135,000
Less:
Interest Income	(18,000)	(16,000)
Adjusted EBITDA	$477,000	$479,000

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the three and three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022
Net income attributable to controlling interests	$237,000	$188,000
Add back:
Depreciation	168,000	172,000
Non-controlling interest	229,000	188,000
FFO	$634,000	$548,000

FUTURE POSITIONING

In viewing the hotel industry cycles, including the recent disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,004,720	$1,239,614	9,500,000
Tucson Oracle	6,103,804	8,191,210	18,500,000
	$7,108,524	$9,430,824	$28,000,000

The “Estimated Market Asking Price” is the amount at which we believe we may be able to sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed hotel properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets, the Tucson and Albuquerque hotels have an estimated market asking price that is reasonable in relation to its current fair market value. We plan to sell our remaining two Hotel properties within 12-36 months. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on current strong local market conditions, comparable sales, and anticipated continued upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on May 1, 2023. The stock and unit Repurchase Program was highly successful during Fiscal Year 2023 (February 1, 2022 to January 31, 2023). We plan to continue and accelerate the stock and unit buy backs in the current Fiscal Year 2024.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021. UniGen is in the process of developing a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with positive progress to date despite the virus, economic setbacks, international vendor travel disruptions, cost overruns, and delays. The investment includes warrants to purchase UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

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

On the Trust’s balance sheet, the investment of the $1,603,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $603,750 of UniGen Common Stock (510,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

UniGen has confirmed that prototype design engineering for the UPI 1000TA engine is now complete. A majority of parts and tooling have been ordered, arriving daily.

Engineering work is complete on the prototype and has been placed on hold, while UniGen concentrates on its next round of capital raising, with promising initial response. IHT may participate in the upcoming round of capital raising through the exercise of existing warrants, which may or may not result in further increase of IHT fully diluted ownership.

UniGen is a high risk investment offering high potential investment return when successful.

Based on a 96 core “super computer “ simulated test together with advanced software, UniGen has confirmed that the UPI 1000TA engine with the addition of recent technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California.

The UniGen design is to produce generators fueled not only with abundant relatively clean natural gas but also with other even cleaner fuels such as ethanol and hydrogen (that emits only water).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of April 30, 2023.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of April 30, 2023.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust previously increased its technical accounting expertise through an increasingly seasoned Chief Financial Officer, and in Fiscal Years 2023/2024 promoting its Corporate Controller, and employing two full-time Staff Accountants to assist with the Trust’s technical accounting and internal control issues. The CFO has extensive public company reporting experience, to further assist with the Trust’s technical accounting and internal controls.

We continue to take appropriate and reasonable additional steps to make necessary improvements to our Accounting staff and internal control over financial reporting, which may require management to support additional hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This additional staffing and training has and will allow us to make the necessary improvements, including:

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

●

We continue the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions; and

●	IHT previously strengthened the position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight.

●	IHT filled the position of Controller, to further assist with the Trust’s internal controls oversight, and process accounting.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2023, and early Fiscal Year 2024. Additional strengthening may take place in the balance of the current Fiscal Year 2024, as well.

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2023 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal Year 2022, ended January 31, 2022, COVID-19 had shrinking impact on our business, financial results and liquidity. Fiscal Year 2023, starting February 1, 2022 and ending January 31, 2023, showed a significant strong rebound and encouraging progress, with signs of complete recovery. The start of Fiscal Year 2024, starting February 1, 2023 and ending January 31, 2024, has shown no ill effects from the pandemic whatsoever.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is nearly fully recovered. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2024, (February 1, 2023 to January 31, 2024).

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

For the three months ended April 30, 2023, the Trust repurchased 15,795 and 0 Shares of Beneficial Interest at an average price of $2.53 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management continues to believe the Trust share price does not recognize the Trust’s full value and/or full potential. During the three months ended April 30, 2023, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2023 (February 1, 2022 to January 31, 2023), the Trust repurchased 44,076 IHT Shares at an average price of $2.96 per share.

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

INNSUITES HOSPITALITY TRUST

Date: June 14, 2023	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2023	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

