Form 10-Q
period 2023-10-31
INNSUITES HOSPITALITY TRUST
filed 2023-12-07
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 7, 2023: 9,005,806.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2023	JANUARY 31, 2023
ASSETS
Current Assets:
Cash	$1,904,676	$2,111,383
Accounts Receivable	52,039	101,737
Employee Retention Credit Receivable	882,736	1,753,955
Prepaid Expenses and Other Current Assets	431,817	200,429
Total Current Assets	3,271,268	4,167,504
Property and Equipment, net	7,067,474	7,209,488
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,093,735	2,108,418
Finance Lease – Right of Use	-	20,812
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	618,750	588,750
TOTAL ASSETS	$15,976,227	$17,019,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$680,483	$990,291
Current Portion of Mortgage Notes Payable, net of Discount	230,921	223,680
Current Portion of Other Notes Payable	470,000	570,000
Current Portion of Operating Lease Liability	12,457	12,010
Current Portion of Finance Lease Liability	-	15,159
Total Current Liabilities	1,393,861	1,811,140
Mortgage Notes Payable, net of Discount	9,074,757	9,251,324
Operating Lease Liability, net of current portion	2,249,072	2,267,645
Finance Lease Liability, net of current portion	-	7,718
TOTAL LIABILITIES	12,717,690	13,337,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 9,161,589 shares issued and 8,833,171 and 9,010,909 shares outstanding at October 31, 2023 and January 31, 2023, respectively	7,222,118	6,992,148
Treasury Stock, 165,633 and 150,680 shares held at cost at October 31, 2023 and January 31, 2023, respectively	(816,264)	(417,100)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,405,854	6,575,048
NON-CONTROLLING INTEREST	(3,147,317)	(2,892,903)
TOTAL EQUITY	3,258,537	3,682,145
TOTAL LIABILITIES AND EQUITY	$15,976,227	$17,019,972

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS
	OCTOBER 31,
	2023	2022
REVENUE
Room	$5,644,555	$5,423,745
Food and Beverage	38,484	37,892
Other	68,544	78,177
TOTAL REVENUE	5,751,583	5,539,814

OPERATING EXPENSES
Room	1,866,195	1,654,536
Food and Beverage	138,532	149,204
Telecommunications	537	314
General and Administrative	1,774,858	1,634,219
Sales and Marketing	294,288	361,407
Repairs and Maintenance	338,323	290,409
Hospitality	346,086	256,746
Utilities	315,530	321,605
Depreciation	502,097	529,951
Real Estate and Personal Property Taxes, Insurance and Ground Rent	278,523	305,003
Other	26,433	20,501
TOTAL OPERATING EXPENSES	5,881,402	5,523,895
OPERATING INCOME	(129,819)	15,919
Other Income	32,806	1,816
Interest Income	33,872	48,011
TOTAL OTHER INCOME	66,678	49,827
Interest on Mortgage Notes Payable	361,641	345,450
Interest on Other Notes Payable	15,898	42,886
TOTAL INTEREST EXPENSE	377,539	388,336
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(440,680)	(322,590)
Employee Retention Credit	1,052,373	1,052,373
CONSOLIDATED NET INCOME	$611,693	$729,783
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$314,808	$358,570
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$296,885	$371,213
NET INCOME PER SHARE – BASIC & DILUTED	$0.03	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,111,614	9,139,522

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2023	2022
REVENUE
Room	$1,779,713	$1,673,246
Food and Beverage	9,779	9,953
Other	35,007	21,413
TOTAL REVENUE	1,824,499	1,704,612

OPERATING EXPENSES
Room	605,559	542,404
Food and Beverage	45,320	43,070
Telecommunications	-	314
General and Administrative	551,031	511,343
Sales and Marketing	96,218	114,302
Repairs and Maintenance	126,863	98,254
Hospitality	114,389	94,574
Utilities	105,001	99,754
Depreciation	167,311	185,515
Real Estate and Personal Property Taxes, Insurance and Ground Rent	162,847	145,298
TOTAL OPERATING EXPENSES	1,974,539	1,834,828
OPERATING LOSS	(150,040)	(130,216)
Other Income	13,991	1,357
Interest Income	235	16,277
TOTAL OTHER INCOME	14,226	17,634
Interest on Mortgage Notes Payable	119,601	129,795
Interest on Other Notes Payable	5,288	419
TOTAL INTEREST EXPENSE	124,889	130,214
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(260,703)	(242,796)
Employee Retention Credit	350,791	350,791
CONSOLIDATED NET INCOME	$90,088	$107,995
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$28,644	$12,830
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$61,444	$95,165
NET INCOME PER SHARE – BASIC & DILUTED	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,215,629	9,109,276

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2023

					Trust	Non-
	Shares of Beneficial Interest		Treasury Stock		Shareholders’	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Total Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	296,885	-	-	296,885	314,808	611,693
Purchase of Treasury Stock	(223,738)	-	233,738	(399,164)	(399,164)	-	(399,164)
Shares of Beneficial Interest Issued for Services Rendered	46,000	23,147	-	-	23,147	-	23,147
Dividends	-	(90,062)	-	-	(90,062)	-	(90,062)
Reconciliation of Treasury Shares	-	-	(218,785)	-	-	-	-
Distribution to Non-Controlling Interests	-	-	-	-	-	(569,222)	(569,222)
Balance, October 31, 2023	8,833,171	$7,222,118	165,633	$(816,264)	$6,405,854	$(3,147,317)	$3,258,537

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2023

					Trust	Non-
	Shares of Beneficial Interest		Treasury Stock		Shareholders’	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Total Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	371,213	-	-	371,213	358,570	729,783
Purchase of Treasury Stock	(83,871)	-	83,871	(243,726)	(243,726)	-	(243,726)
Shares of Beneficial Interest Issued for Services Rendered	38,000	32,933	-	-	32,933	-	32,933
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(30,000)	(30,000)
Dividends	-	(91,175)	-	-	(91,175)	-	(91,175)
Distribution to Non-Controlling Interests	-	-	-	-	-	(574,259)	(574,259)
Balance, October 31, 2022	9,033,642	$6,912,040	127,947	$(374,190)	$6,537,850	$(2,582,253)	$3,955,597

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$611,693	$729,783
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Oher Notes Payable Correction	-	18,983
Employee Retention Credit	871,219	(1,052,373)
Stock-Based Compensation	23,147	32,933
Depreciation	502,097	529,951
Changes in Assets and Liabilities:
Accounts Receivable	49,698	33,941
Prepaid Expenses and Other Assets	(231,388)	(92,822)
Operating Lease	(3,443)	(83,984)
Finance Lease	(2,065)	(986)
Accounts Payable and Accrued Expenses	(309,808)	31
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,511,150	115,457

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(360,083)	(182,740)
Payments on Investments in Unigen	(30,000)	(140,000)
NET CASH USED IN INVESTING ACTIVITIES	(390,083)	(322,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(169,326)	(113,069)
Borrowings on Mortgage Notes Payable	-	3,884,237
Payments on Notes Payable - Related Party	-	(1,955,093)
Borrowings on Note Payable - Related Party	-	977,546
Payments on Other Notes Payable	(100,000)	(24,575)
Payment of Dividends	(90,062)	(91,175)
Distributions to Non-Controlling Interest Holders	(569,222)	(574,259)
Sale of Ownership Interest in Subsidiary, net	-	(30,000)
Repurchase of Treasury Stock	(399,164)	(243,726)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,327,774)	1,829,886
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(206,707)	1,622,603
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,111,383	1,224,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,904,676	$2,846,983

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2023, AND JANUARY 31, 2023

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2023, AND 2022

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2023, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio business real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a diversification $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $618,750 in UniGen’s privately-held common stock (525,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% and 75.98% interest in the Partnership as of October 31, 2023 and January 31, 2023, respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2023 and 2022 was 75.89% and 75.98%, respectively. As of October 31, 2023, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.50% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.50%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.89%	-

(i)	Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On October 31, 2023 and January 31, 2023, 211,755 and 200,003 Class A Partnership units were issued and outstanding, representing 1.60% and 1.51% of the total Partnership units, respectively. Additionally, as of October 31, 2023 and January 31, 2023, 2,974,038 Class B Partnership units were outstanding, owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on October 31, 2023 and January 31, 2023, the limited partners in the Partnership would receive 3,185,793 and 3,174,041 Shares of Beneficial Interest of the Trust, respectively. As of October 31, 2023, and January 31, 2023, the Trust owns 10,025,724 and 10,037,476 general partner units in the Partnership, representing 75.89% and 75.98% of the total Partnership units, respectively.

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

As of October 31, 2023, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2023, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of October 31, 2023, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of October 31, 2023.

With approximately $1,905,000 of cash, as of October 31, 2023, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, and/or a possible merger. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the Fiscal Nine Months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2023.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed including the economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

Land is an indefinite-lived asset. The Trust tests its land for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its carrying value to its implied fair value.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended October 31, 2023.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the nine months ended October 31, 2023 and January 31, 2023.

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

For the Fiscal Nine Months ended October 31, 2023 and 2022, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 and 3,174,041 in addition to the basic shares outstanding for the Fiscal Third Quarter, Fiscal Three Months ended October 31, 2023 and 2022, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended October 31, 2023 and 2022 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $77,000 and $92,000 for the three months ended October 31, 2023 and 2022 respectively, and $242,000 and $263,000 for the nine months ended October 31, 2023 and 2022, respectively.

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

During the Third Fiscal Quarter (August 1, 2023 to October 31, 2023), three months ended October 31, 2023, the Trust reinvested $0 of interest income to exercise 0 warrants for 0 shares of common stock in UniGen.

As of October 31, 2023, IHT held 525,000 common shares of UniGen, purchased at a cost of $618,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. (UPI), management reports progress of the UPI efficient clean energy innovation.

1. Despite travel and supply chain disruptions including “reshoring” of a portion of UniGen parts, progress continues on the UPI 1000TA. In early 2023, with prototype engineering substantially complete, UniGen paused engineering to raise additional capital.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the nine months ending October 31, 2023 and 2022, the Trust sold 0 units for $10,000 per unit, respectively.

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

For the Albuquerque entity, three Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2023 for $30,000. As of October 31, 2023 and January 31, 2023, respectively, the Trust held a 21.50% ownership interest, or 129 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 78.33% interest, or 470 Class A units.

For the Tucson entity, as of October 31, 2023 and January 31, 2023, respectively, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units.

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

During the nine months ended October 31, 2023 and the Fiscal Year ended January 31, 2023, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

5. PROPERTY AND EQUIPMENT

As of October 31, 2023, and January 31, 2023, hotel properties consisted of the following:

HOTEL SEGMENT

	October 31, 2023	January 31, 2023
Land	$2,500,000	$2,500,000
Building and improvements	10,972,744	10,762,859
Furniture, fixtures and equipment	4,411,598	4,261,400
Total hotel properties	17,884,342	17,524,259
Less accumulated depreciation	(10,853,519)	(10,358,060)
Hotel properties, net	7,030,823	7,166,199

As of October 31, 2023, and January 31, 2023, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E

	October 31, 2023	January 31, 2023
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	475,545	475,545
Less accumulated depreciation	(438,894)	(432,256)
Property, Plant and Equipment, net	$36,651	$43,289

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

As of October 31, 2023, and January 31, 2023, the mortgage loan balance was approximately $8,089,000 and $8,224,000, respectively. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2023, the mortgage loan balance was approximately $1,227,000, net of financing fees of approximately $11,000. The mortgage note payable is due in monthly installments of $9,217 per month.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on December 31, 2024, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates throughout the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of October 31, 2023, and January 31, 2023, the Trust had an amount payable of approximately $0. During the nine months ended October 31, 2023 and 2022, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of October 31, 2023, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or in December 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2023.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to December 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of October 31, 2023.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2023 are approximately as follows in the respective Fiscal Years indicated:

		OTHER NOTES	NOTES PAYABLE -
FISCAL YEAR	MORTGAGES	PAYABLE	RELATED PARTY	TOTAL

2024	55,546	470,000	-	525,546
2025	234,169	-	-	234,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
Thereafter	8,243,933	-		8,243,933
	$9,305,678	$470,000	$-	$9,775,678

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

For the nine months ended October 31, 2023, and 2022, the Trust repurchased 223,738 and 83,871 Shares of Beneficial Interest at an average price of $1.16 and $2.91 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2023, and January 31, 2023, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of October 31, 2023, and January 31, 2023, Mr. Wirth and his affiliates held 6,250,296 and 5,876,683 respectively, Shares of Beneficial Interest in the Trust, which represented 72.03% and 65.05% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2023, and January 31, 2023, the Trust owned 75.98% of the Partnership, respectively. As of October 31, 2023, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.50% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $375,000 and $383,000 in cash for interest for the nine months ended October 31, 2023 and 2022, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the nine months ended October 31, 2023 and 2022, respectively. Cash paid for taxes for the nine months ended October, 2023 and 2022 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2023 and January 31, 2023, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $137,000 and $133,000 for the nine months ended October 31, 2023 and 2022, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2023. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

Operating Leases

The Trust holds a month to month office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020. Base monthly rent is $4,318. The Trust also pays electricity bills and applicable sales tax.

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Trust’s lease costs for the nine months ended October 31, 2023:

Nine Months Ended
October 31, 2023
Operating Lease Costs:
Operating lease cost*	105,411

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,443)

Lease obligations:
Operating leases, net	$2,261,529
Long-term obligations	$2,249,072

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2023
Operating leases	34

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of October 31, 2023 are as follows:

For the Years Ending October 31,
2024	$33,586
2025	134,355
2026	134,367
2027	134,379
2028	134,391
Thereafter	4,127,256
Total minimum lease payments	$4,698,334
Less: amount representing interest	2,436,805
Total present value of minimum payments	2,261,529
Less: current portion	$12,457
Long term portion of operating lease liability	2,249,072

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancellable cable lease. The Tucson Oracle Hotel non-cancellable cable lease expires in 2023.

The following table presents the Company’s lease costs for the nine months ended October 31, 2023:

Nine Months Ended
October 31, 2023
Finance Lease Costs:
Amortization of right-of-use assets	$13,874
Interest on lease obligations	402

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(2,065)

Lease obligations:
Finance leases, net	$-
Long-term obligations	$-

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2023
Finance leases	-

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of October 31, 2023 are as follows:

For the Years Ending October 31,
2024	-
2025	-
Total minimum lease payments	$-
Less: amount representing interest	-
Total present value of minimum payments	-
Less: current portion	$-
Long term portion of finance lease liability	-

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

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest based on the extended time period were due through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024. IHT is in discussions for a further extension/modification.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2024	1,925,000
$1,925,000

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of October 31, 2023, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

In Fiscal Year 2022, ended January 31, 2022, and Fiscal Year 2023, starting February 1, 2022 and ending January 31, 2023, InnSuites and the travel industry showed a significant rebound. The start of Fiscal Year 2024, starting February 1, 2023 and ending January 31, 2024, has shown no material ill effects.

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

As a result of both legislative acts, the Trust has and is expected to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust placed an amount equal to approximately 12% per Fiscal Quarter of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2023. The Trust has further recognized an additional 12% approximately of the total anticipated Tax Credit receivable for the Quarter ended October 31, 2023. As of October 31, 2023, IHT has received approximately $1.9 million, and is expected to receive an additional $0.8 million.

20. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2023 and 2022, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid uninterrupted dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on July 31, 2023, as well as February 1, 2023, and is once again anticipated for February 1, 2024.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

Subsequent to the Fiscal Third Quarter ended October 31, 2023, the Trust repurchased 12,307 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $15,056.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2023. Continued record results have taken place, and are expected for the two hotels, during Fiscal Year 2024, ending January 31, 2024. IHT reported a strong annual improvement of results in Fiscal Year 2023, (February 1, 2022, to January 31, 2023), with Net Income Attributable to Controlling Interests doubling, increasing by 106%, to $523,171 as compared to $254,144. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.06, also more than doubling, up $0.03 from the prior year of $0.03. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 11% from the same prior Fiscal Year total of $6.7 million. Consolidated Net Income before non-cash depreciation expense was $1,439,437 for the Fiscal Year ended January 31, 2023. IHT hotel operations have contributed to a solid start in the 2024 Fiscal First nine months (February 1, 2023, through October 31, 2023), with both the Tucson Hotel and Albuquerque Hotel achieving record results thus far during current Fiscal Year. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2023.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels and our other investments, that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	inflation and economic recession;

●	terrorist attacks or other acts of war;

●	political instability;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of all receivables

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and
●	loss of key personnel and uncertainties in the interpretation and application of tax laws, and other legislation.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2023 the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At October 31, 2023, we owned a direct 21.50% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

We expect the current Fiscal Year 2024 to continue strong for the travel industry, with a modest increase of occupancy and room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value, which is believed by management to be substantially higher than lower book values, over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	91.12%	81.97%	9.15%	11.16%
Average Daily Rate (ADR)	$101.27	$99.40	$1.87	1.88%
Revenue Per Available Room (REVPAR)	$92.28	$81.48	$10.80	13.25%

	For the Nine Months Ended
Tucson	October 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	73.85%	67.40%	6.45%	9.57%
Average Daily Rate (ADR)	$88.58	$95.07	$(6.49)	-6.83%
Revenue Per Available Room (REVPAR)	$65.42	$64.08	$1.34	2.09%

	For the Nine Months Ended
Combined	October 31,
	2023	2022	Change	%-Incr/Decr
Occupancy	81.01%	73.44%	7.57%	10.31%
Average Daily Rate (ADR)	$94.50	$97.08	$(2.58)	-2.66%
Revenue Per Available Room (REVPAR)	$76.56	$71.30	$5.26	7.38%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2023 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2022.

A summary of total operating results of the Trust for the twelve month trailing periods ended October 31, 2023 and 2022 is as follows:

	FY 2023/2024	FY 2022/2023	Change	% Change
Total Revenues	$7,357,456	$7,186,491	$170,965	2%
Operating Expenses	7,800,529	7,125,531	674,998	9%
Operating (Loss) Income	(443,073)	60,960	(504,033)	(827)%
Interest Income and Other	84,923	68,322	16,601	24%
Interest Expense	(519,550)	(452,131)	(67,419)	(15)%
Employee Retention Benefit	1,403,164	1,403,164	-	100%
Sales and Occupancy Taxes	-	798,000	(798,000)	(100)%
Income Tax Benefit	93,497	50	93,447	186,894%
Consolidated Net Income	618,961	1,878,365	(1,259,404)	(67)%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2023 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2022

A summary of total operating results of the Trust for the nine months ended October 31, 2023 and 2022 is as follows:

	2023	2022	Change	% Change
Total Revenues	$5,751,583	$5,539,814	$211,769	4%
Operating Expenses	5,881,402	5,523,895	357,507	6%
Operating (Loss) Income	(129,819)	15,919	(145,738)	(915)%
Interest Income and Other	66,678	49,827	16,851	34%
Interest Expense	(377,539)	(388,336)	10,797	3%
Employee Retention Benefit	1,052,373	1,052,373	-	0%
Consolidated Net Income	611,693	729,783	(118,090)	(16)%

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

REVENUE:

For the nine months ended October 31, 2023, we had total revenue of approximately $5.75 million compared to approximately $5.54 million for the nine months ended October 31, 2022, an increase of approximately $0.8 million. In the prior Fiscal Years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the nine months ended October 31, 2023, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income for the nine months ended October 31, 2023 was approximately $612,000 compared to approximately $730,000 for the nine months ended October 31, 2022, a decrease of approximately $118,000. Earnings Per Share based on this Consolidated Net Income amount were $0.07, down $0.01 from the prior year of $0.08, which is a decrease of 16%, and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income attributable to Controlling Interest was $0.03, down from the prior year similar period of $0.04.

Total Trust Equity decreased to approximately $3,258,000 at the end of the nine months in the current Fiscal Year 2024, down approximately $0.7 million, from approximately $3,955,000 reported at the end of the nine months in the prior Fiscal Year 2023. Net Income before non-cash depreciation expense was approximately $257,000 for the nine months ended October 31 2023, compared to approximately $296,000 for the nine months ended October 31, 2022, which is an decrease of approximately $36,000.

We realized a 4% increase in room revenues during the nine months ended October 31, 2023, as room revenues were approximately $5.64 million for the nine months ending October 31, 2023 as compared to approximately $5.42 million for the nine months ending October 31, 2022. During Fiscal Year 2024, we expect modest additional improvements in occupancy, rates, and food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $5.88 million for the nine months ended October 31, 2023, reflecting an increase of approximately $0.36 million, or 6%, compared to total expenses net of interest expense of approximately $5.52 million for the nine months ended October 31, 2022. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.87 million for the nine months ended October 31, 2023, compared to approximately $1.65 million in the prior year nine month period for an increase of approximately $212,000, or 13%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2023, food and beverage expenses decreased approximately $11,000, or 7%, to approximately $138,000 for the nine months ended October 31, 2023, compared to approximately $149,000 for the nine months ended October 31, 2022. The decrease in cost is relative to the decrease in food and beverage revenue and keeping a tight control on expenses.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.77 million for the nine months ended October 31, 2023, increased approximately $141,000 from approximately $1.63 million for the nine months ended October 31, 2022, primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $67,000, or 19%, to approximately $294,000 for the nine months ended October 31, 2023, from approximately $361,000 for the nine months ended October 31, 2022. Decreased focus on sales and marketing due to the rebound in hotel occupancy drove the decrease.

Repairs and maintenance expense increased from approximately $290,000 reported for the nine months ended October 31, 2022, compared to approximately $338,000 for the nine months ended October 31, 2023. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $89,000, or 35%, from $257,000 for the nine months ended October 31, 2022, to approximately $346,000 for the nine months ended October 31, 2023. The increase was primarily due to COVID-19 regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expenses remained relatively flat at approximately $315,000 reported for the nine months ended October 31, 2023, compared with approximately $321,000 for the nine months ended October 31, 2022.

Hotel property depreciation expenses decreased by approximately $28,000 from approximately $530,000 reported for the nine months ended October 31, 2022, compared to approximately $502,000 for the nine months ended October 31, 2023. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $26,000, or 9%, to approximately $278,000 reported for the nine months ended October 31, 2023 compared with approximately $305,000 for the nine months ended October 31, 2022 due to adjustments in our operating lease accounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2023, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2022

A summary of total operating results of the Trust for the three months ended October 31, 2023, and 2022 is as follows:

	2023	2022	Change	% Change
Total Revenues	$1,824,499	$1,704,612	$119,887	7%
Operating Expenses	1,974,539	1,834,828	(139,711)	(8)%
Operating Loss	(150,040)	(130,216)	(19,824)	(15)%
Interest Income	14,226	17,634	(3,408)	(19)%
Interest Expense	(124,889)	(130,214)	5,325	4%
Employee Retention Benefit	350,791	350,791	-	0%
Consolidated Net Income	90,088	107,995	(17,907)	(17)%

REVENUE:

For the three months ended October 31, 2023, we had total revenue of approximately $1.82 million compared to approximately $1.70 million for the three months ended October 31, 2022, an increase of approximately $0.01 million. In the prior fiscal years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended October 31, 2023, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Income for the three months ended October 31, 2023 was approximately $90,000 compared to approximately $108,000 for the three months ended October 31, 2022, a decrease of approximately $18,000. Earnings Per Share based on this Consolidated Net Income amount were flat to the prior year of $0.01, and also far exceeding their pre-Covid counterpart of Fiscal Year 2020. Earnings Per Share based on net income attributable to Controlling Interest was $0.01, flat to the prior year similar three month period of $0.01.

Net Income before non-cash depreciation expense was approximately $257,000 for the three months ended October 31 2023, compared to approximately $293,000 for the three months ended October 31, 2022, which is a decrease of approximately $36,000.

We realized a 6% increase in room revenues during the three months ended October 31, 2023 as room revenues were approximately $1.78 million for the three months ending October 31, 2023 as compared to approximately $1.67 million for the three months ending October 31, 2022. During Fiscal Year 2024, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $1.97 million for the three months ended October 31, 2023 reflecting an increase of approximately $0.01 million, or 8%, compared to total expenses net of interest expense of approximately $1.83 million for the three months ended October 31, 2022.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $605,000 for the three months ended October 31, 2023 compared to approximately $542,000 in the prior year three month period for an increase of approximately $63,000, or 12%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2023, food and beverage expenses were relatively flat, at approximately $45,000 for the three months ended October 31, 2023, compared to approximately $43,000 for the three months ended October 31, 2022.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $551,000 for the three months ended October 31, 2023, increased approximately $40,000 from approximately $511,000 for the three months ended October 31, 2022 primarily due to savings initiatives at corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $18,000, or 16%, to approximately $96,000 for the three months ended October 31, 2023 from approximately $114,000 for the three months ended October 31, 2022.

Repairs and maintenance expense decreased from approximately $114,000 reported for the three months ended October 31, 2022 compared to approximately $96,000 for the three months ended October 31, 2023. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $20,000, or 21%, from $94,000 for the three months ended October 31, 2022 to approximately $114,000 for the three months ended October 31, 2023. The increase was primarily due to reduction of regulations minimizing and reducing food service availability, no longer restricting our complimentary breakfast and social hour offerings.

Utility expenses decreased approximately $5,000, or 5%, to approximately $105,000 reported for the three months ended October 31, 2023 compared with approximately $100,000 for the three months ended October 31, 2022.

Hotel property depreciation expenses decreased by approximately $18,000 from approximately $185,000 reported for the three months ended October 31, 2022 compared to approximately $167,000 for the three months ended October 31, 2023. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $18,000, or 12%, to approximately $163,000 reported for the three months ended October 31, 2023 compared with approximately $145,000 for the three months ended October 31, 2022 due to adjustments in our operating lease accounts.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel and quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include intercompany loan repayments, potential future real estate hotel sales, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt including repayment of intercompany loan from Tucson.

Hotel operations were positively affected by increased room rates at the Hotels in the Fiscal Year 2023, as the travel industry continued to rebound.

With approximately $1.9 million of cash as of October 31, 2023 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its revenues to build market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended October 31, 2023.

There can be no assurance that we will be successful fully collecting receivables, in refinancing debt, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate limited additional new-build hotel supply in our markets during the remaining Fiscal Year 2024, and accordingly we anticipate a continued rebound of revenues and operating margins. We expect challenges for the remaining Fiscal Year to be the economy, inflation, and cost control. Travel, leisure, corporate, group, and government business continued rebound to grow and further increase room rates while maintaining and/or building market share thus far in Fiscal Year 2024.

Cash provided by operating activities totaled approximately $1.51 million during the nine months ended October 31, 2023 as compared to net cash provided of approximately $115,000 during the nine months ended October 31, 2022. Consolidated net income was approximately $612,000 for the nine months ended October 31, 2023 as compared to consolidated net income for the nine months ended October 31, 2022 of approximately $730,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the nine months ended October 31, 2023 and 2022, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $502,000 during the nine months ended October 31, 2023 compared to approximately $530,000 during the nine months ended October 31, 2022, a decrease of $28,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($497,000) and ($143,000) for the nine months ended October 31, 2023 and 2022, respectively. This significant decrease in changes in assets and liabilities for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $390,000 for the nine months ended October 31, 2023 compared to net cash used in investing activities of approximately $323,000 for the nine months ended October 31, 2022. The increase in net cash used in activities during the nine months ended October 31, 2023 was due primarily due to the additional investment into UniGen in 2023.

Net cash (used in) provided by financing activities totaled approximately ($1,328,000) and $1,830,000, respectively, for the nine months ended October 31, 2023 and 2022. The decrease of approximately $3,158,000 was primarily due to the refinance of the Tucson Oracle mortgage, offset by repayments to Rare Earth on the Note Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $169,000 and $113,000 during the nine months ended October 31, 2023 and 2022, respectively.

Net payments and borrowings on other notes payable was approximately ($100,000) and approximately ($24,000) during the nine months ended October 31, 2023 and 2022, respectively.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $0 and ($977,000) of cash used in financing activities during the nine months ended October 31, 2023 and 2022, respectively.

Treasury Stock repurchases of IHT stock for cash was approximately $399,000 and $244,000 of cash used in financing activities during the nine months ended October 31, 2023 and 2022, respectively.

During the nine months ended October 31, 2023, our distributions to non-controlling interest holders was approximately $569,000 compared with approximately $574,000 for the nine months ended October 31, 2022.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of October 31, 2023, and 2022, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2023 and 2022, the Hotel spent approximately $183,000 and $119,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2024 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $338,000 and $290,000 for the nine months ended October 31, 2023 and 2022, respectively.

We have minimum debt payments, net of debt discounts, of approximately $525,000 and approximately $234,000 due during Fiscal Years 2024 and 2025, respectively. Minimum debt payments due during Fiscal Year 2024 and 2025 include approximately $55,000 and $234,000 of mortgage notes payable, and approximately $470,000 and $0 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

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

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months, as supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to the impact of virus-related restrictions and reduction of travel after February 1, 2020, to January 31, 2023. The continued recovery has and is benefiting our hotels in the First Three Fiscal Quarters of 2024, (February 1, 2023 to October 31, 2023). This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2024, through January 31, 2024, as the Travel Industry continues its recovery.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial diversification offset of the hotel industry fluctuation of supply and demand, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the years ahead. See Note 2 of the unaudited consolidated financial statements for discussion on UniGen.

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on May 1, 2023, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major portion of our assets, are our most critical policies which have not changed in the period ended October 31, 2023. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2023 or 2022. As of October 31, 2023, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, grab and go or hot breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

A reconciliation of net income or loss attributable to controlling interests to Adjusted EBITDA for the nine and three months ended October 31, 2023 and 2022 is approximately as follows:

	Nine Months Ended October 31,
	2023	2022
Net income attributable to controlling interests	$297,000	$371,000
Add back:
Depreciation	502,000	530,000
Interest expense	378,000	388,000
Less:
Interest Income	(34,000)	(50,000)
Adjusted EBITDA	$1,143,000	$1,239,000

	Three Months Ended October 31,
	2023	2022
Net income attributable to controlling interests	$61,000	$95,000
Add back:
Depreciation	167,000	186,000
Interest expense	125,000	130,000
Less:
Interest Income	-	(18,000)
Adjusted EBITDA	$353,000	$393,000

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the nine and three months ended October 31, 2023 and 2022:

	Nine Months Ended October 31,
	2023	2022
Net income attributable to controlling interests	$297,000	$371,000
Add back:
Depreciation	502,000	530,000
Non-controlling interest	315,000	359,000
FFO	$1,114,000	$1,260,000

	Three Months Ended October 31,
	2023	2022
Net income attributable to controlling interests	$61,000	$95,000
Add back:
Depreciation	502,000	530,000
Non-controlling interest	29,000	13,000
FFO	$592,000	$638,000

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,011,219	$1,216,340	9,500,000
Tucson Oracle	6,019,604	8,089,338	18,500,000
	$7,030,823	$9,305,678	$28,000,000

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change room rates quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2023, ended January 31, 2023, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2024, rates continue to increase although at a slower pace than the prior year.

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

On the Trust’s balance sheet, the investment of the $1,618,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $618,750 of UniGen Common Stock (525,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

Engineering work is substantially complete on the prototype and has been placed on hold, while UniGen concentrates on its next round of capital raising. IHT may participate in the upcoming round of capital raising through the exercise of existing warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of October 31, 2023.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of October 31, 2023.

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

We have taken several appropriate and reasonable additional steps, as outlined above, to make the necessary improvements to our Accounting staff and internal control over financial reporting, which resulted in management providing the support previously needed with the additional hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This additional staffing and training has allowed us to make the necessary improvements, including:

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

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2023 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the nine months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal Year 2022, ended January 31, 2022, COVID-19 had shrinking impact on our business, financial results and liquidity. Fiscal Year 2023, (starting February 1, 2022 and ending January 31, 2023), showed a significant strong rebound and encouraging progress, with signs of complete recovery. The start of Fiscal Year 2024, (starting February 1, 2023 and ending January 31, 2024), has shown no material ill effects from the pandemic.

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

For the three months ended October 31, 2023 and 2022, the Trust repurchased 120,126 and 15,795 Shares of Beneficial Interest at an average price of $1.44 and $2.53 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During the nine months ended October 31, 2023, the Trust acquired 223,738 Shares of Beneficial Interest in open market transactions, at an average price of $1.78. During Fiscal Year 2023 (February 1, 2022 to January 31, 2023), the Trust repurchased 106,604 IHT Shares at an average price of $2.69 per share.

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

INNSUITES HOSPITALITY TRUST

Date: December 7, 2023	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2023	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

