Form 10-K
period 2024-01-31
INNSUITES HOSPITALITY TRUST
filed 2024-04-08
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2024.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2023, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,352,582.

Number of Shares of Beneficial Interest outstanding as of April 8, 2024: 9,023,806

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not taxed as a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), owns interests in two hotels, operates and provides management services, and provides trademark license services, for two hotels. At January 31, 2024, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.62% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next twelve to thirty-six (12-36) months.

RRF Limited Partnership, a 75.89% majority-owned subsidiary of the Trust, provides management services for the two Trust Hotels. The Trust has approximately 52 full-time employees and approximately 27 part-time employees.

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

For the Fiscal Year 2025 ahead, February 1, 2024 through January 31, 2025, the Trust’s operations are focused on the Trust’s primary business objective which is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, including profitable hotel operations and sale of assets, along with growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© Suite hotels, by even more profitable hotel operations, selling hotel real estate at market prices well above book values and benefitting from diversified investments, including UniGen Power, Inc. (UniGen). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MEMBERSHIP AGREEMENTS

Each InnSuites Hotel has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet or exceed certain minimum requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $201,000 and $173,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2024, and 2023, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high Gross Operating Profit (GOP Profits), in Fiscal Year 2024 (February 1, 2023 to January 31, 2024), substantially higher than both Covid and Pre-Covid GOP Profits. This gross operating profit is growing even more due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Certain hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months. Supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The continued recovery has and is benefiting our hotels in the First Fiscal Quarter of 2025, (February 1, 2024 to April 30, 2024). This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2025, through January 31, 2025.

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

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on our Internet website shall not be deemed incorporated into, or be part of, this report. This information is also available at SEC.gov.

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

In the last four years, we have we remodeled 100% of each property’s available suites and public areas. The Trust owns a direct 21.90% interest in the InnSuites Hotel and Suites Albuquerque Airport Best Western Hotel. The Partnership owns a 51.62% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.98% general partner interest in the Partnership.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2024, the Trust had approximately 8,988,804 shares outstanding. As of April 8, 2024, there were approximately 328 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2024	High	Low	Dividends
First Quarter	$1.83	$1.80	-

Second Quarter	$3.82	$3.08	$0.01

Third Quarter	$2.33	$1.98	-

Fourth Quarter	$1.92	$1.69	$0.01

Fiscal Year 2023	High	Low	Dividends
First Quarter	$4.34	$3.77	-

Second Quarter	$3.77	$2.99	$0.01

Third Quarter	$3.74	$2.84	-

Fourth Quarter	$3.71	$2.96	$0.01

The Trust has declared uninterrupted annual dividends for 54 years, since 1971, when the Trust was founded and first listed on the NYSE. The Trust intends to maintain the current steady conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2024 and 2023, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid uninterrupted annual dividends each Fiscal Year since its inception in 1971. The Trust paid the semiannual dividend of $0.01 on February 5, 2024, and currently intends to pay the scheduled semiannual $0.01 dividend payable on July 31, 2024 at NYSE American.

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during Fiscal Year 2023. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

No stock option grants were made in Fiscal 2023 or 2024.

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2024, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2024, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.62% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico.

Trust operations consist of one reportable segment – Hotel Ownership & Hotel Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The Trust does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as the virus-related travel slowdown in the Fiscal Year starting February 1, 2020, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant inflationary increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Further increases in area hotel supply, hourly labor cost, declines in demand, or declines in room rates, could result in increased competition, which could have an adverse effect on the rates, revenue, costs, and profits of the Hotels in their respective markets.

Over time, we expect our UniGen diversification efficient clean energy generation investment to grow and provide a substantial source of income in the future.

We expect the current Fiscal Year 2025 to be continued growth of the travel industry, stable high level Hotel occupancy, continued recovery and increases of room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free Internet access.

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

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., the Trust has invested in 540,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately three years, which could result in 20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

We expect the current Fiscal Year 2025 to continue strong for the travel industry, with a stable high level occupancy and room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free high-speed Internet access.

Our strategic plan is to continue to obtain the full benefit from hotel operations, and from our real estate equity, by marketing the remaining two Hotels over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million debentures convertible into 1 million shares of UniGen Power Inc., has purchased approximately 540,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next three years, which could result up to 20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, non-cash depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to Occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In Fiscal Year 2024, as compared with Fiscal 2023, occupancy increased approximately 1.95% to 75.91% from 73.96% in the prior Fiscal Year. ADR increased by $1.80, or 1.88%, to $97.46 in Fiscal Year 2024 from $95.66 in Fiscal Year 2023. The increased ADR resulted in an increase in REVPAR of $3.23, or 4.57%, to $73.98 in Fiscal Year 2024 from $70.75 in Fiscal Year 2023. The increase in ADR and REVPAR reflect the increased travel and improved economy.

For the Fiscal Year 2024, ending January 31, 2024, we experienced a substantial profit improvement. For Fiscal 2025, (February 1, 2024 to January 31, 2025), we expect continued increase in rates, and continued increased record profits and revenues compared to both prior levels.

For the 2023 Fiscal Year (February 1, 2022 to January 31, 2023), which was a rebound from the previously adversely affected Fiscal Year 2022 (February 1, 2021 to January 31, 2022), by the Covid pandemic, InnSuites and the entire hotel industry in general experienced strong improvements and increased travel, resulting in much higher revenues and profits. For the 2024 Fiscal Year ended January 31, 2024, InnSuites continued this upward trend achieving record profits.

The following table shows certain historical financial and other information for the periods indicated:

	For the Years Ended
Albuquerque	January 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	84.86%	82.27%	2.59%	3.15%
Average Daily Rate (ADR)	$99.97	$98.90	$1.07	1.08%
Revenue Per Available Room (REVPAR)	$84.84	$81.36	$3.48	4.28%

	For the Years Ended
Tucson	January 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	69.56%	68.07%	1.49%	2.19%
Average Daily Rate (ADR)	$95.29	$92.88	$2.41	2.59%
Revenue Per Available Room (REVPAR)	$66.28	$63.22	$3.06	4.84%

	For the Years Ended
Combined	January 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	75.91%	73.96%	1.95%	2.64%
Average Daily Rate (ADR)	$97.46	$95.66	$1.80	1.88%
Revenue Per Available Room (REVPAR)	$73.98	$70.75	$3.23	4.57%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic travel, or hospitality industry conditions.

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

Results of operations of the Trust for the Fiscal Year ended January 31, 2024 compared to the Fiscal Year ended January 31, 2023.

Overview

A summary of total Trust operating results for the Fiscal Years ended January 31, 2024 and 2023 is as follows:

	For Years Ended January 31,
	2024	2023	Change	% Change
Total Revenues	$7,484,398	$7,145,687	$338,711	5%
Operating Expenses	8,205,374	7,443,022	762,352	10%
Operating Loss	(720,976)	(297,335)	(423,641)	(142%)
Interest Income and Other	96,595	68,072	28,523	42%
Interest Expense	(501,707)	(530,347)	28,640	5%
Employee Retention Benefit	1,403,164	1,403,164	-	0%
Income Tax Benefit	100	93,497	(93,397)	(100%)
Consolidated Net Income	277,176	737,051	(459,875)	(62%)

REVENUE

For the twelve months ended January 31, 2024, we had total revenue of approximately $7,484,000 compared to approximately $7,146,000 for the twelve months ended January 31, 2023, an increase of approximately $339,000, or 5%.

We realized a 5% increase in room revenues during Fiscal Year 2024 as room revenues were approximately $7,292,000 for the Fiscal Year ending January 31, 2024 as compared to approximately $6,974,000 for the Fiscal Year ending January 31, 2023. While room revenue increased, our food and beverage revenue remained flat for Fiscal Year 2024 at approximately $114,000 during Fiscal Years 2024. Management fees were approximately $79,000 for the Fiscal Year ending January 31, 2024 as compared to approximately $53,000 for the Fiscal Year ending January 31, 2023.

EXPENSES

Total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision were approximately $8,205,000 for the twelve months ended January 31, 2024 reflecting an increase of approximately $762,000 compared to total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision of approximately $7,443,000 for the twelve months ended January 31, 2023. The increase was primarily due to an increase in room expenses and general and admirative expenses. Specific expense comparisons to the prior Fiscal Year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,525,000 for the Fiscal Year ended January 31, 2024 compared to approximately $2,222,000 in the prior year period for an increase of approximately $303,000, or 14%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $2,470,000 for the twelve months ended January 31, 2024, increased approximately $244,000 from approximately $2,227,000 for the twelve months ended January 31, 2023 primarily due to increases in minimum wage laws affecting a majority of our employees, creating higher personnel costs along with increased employment taxes, accordingly.

Sales and marketing expense decreased approximately $43,000, or 9%, to approximately $409,000 for the twelve months ended January 31, 2024 from approximately $451,000 for the twelve months ended January 31, 2023. Vacant positions for sales and marketing resources accounted for the increase.

Repairs and maintenance expense increased by approximately $54,000, or 13%, to approximately $466,000 for the twelve months ended January 31, 2024 from approximately $413,000 for the twelve months ended January 31, 2023. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense increased by approximately $92,000, or 25%, to approximately $459,000 for the twelve months ended January 31, 2024 from approximately $368,000 for the twelve months ended January 31, 2023. The increase was primarily due to the increased occupancy and increased breakfast offerings at the hotel properties due to previous pandemic restrictions no longer in effect.

Utility expenses decreased approximately $5,000, or 1%, to approximately $423,000 reported for the twelve months ended January 31, 2024 from approximately $428,000 for the twelve months ended January 31, 2023.

Hotel property depreciation expenses decreased by approximately $23,000 to approximately $679,000 for the twelve months ended January 31, 2024 from approximately $702,000 for the twelve months ended January 31, 2023. Decreased depreciation resulted from the capital expenditures being fully depreciated, and thus less expense was incurred and recorded.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $124,000, or 29%, to approximately $553,000 for the twelve months ended January 31, 2024 from approximately $429,000 for the twelve months ended January 31, 2023.

Employment Tax Refunds and Credits, for the previously filed calendar years 2021, and 2022, respectively, resulted in the Employment Retention Tax Credit. As a result, the Trust quantifiably placed an amount equal to approximately 12% per Fiscal Quarter of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2024 and 2023, respectively.

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

Hotel operations were positively affected by increased room rates at the Hotels in the Fiscal Years 2023 and 2024, respectively, as the travel industry continued to rebound.

With approximately $1,325,000 of cash as of January 31, 2024 and the availability of a $250,000 bank lines of credit, an up to $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of repayment of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months and beyond, from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefiting from clean energy investment cash flow as our diversification investment matures. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its revenues to build market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Fiscal Year ended January 31, 2024.

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

We anticipate limited additional new-build hotel supply in our markets during the current Fiscal Year 2025, and accordingly we anticipate a continued increase of revenues and operating margins. We expect challenges for the remaining Fiscal Year to be the economy, inflation, and cost control. Travel, leisure, corporate, group, and government business continued to grow and further increase room rates while maintaining and/or building market share in Fiscal Year 2024.

Positive cash provided by operating activities totaled approximately $1,432,000 during the twelve months ended January 31, 2024 as compared to net cash provided of approximately $54,000 during the twelve months ended January 31, 2023. Consolidated net income was approximately $277,000 for the twelve months ended January 31, 2024 as compared to consolidated net income for the twelve months ended January 31, 2023 of approximately $737,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the Fiscal Years ended January 31, 2024 and 2023 approximate follows:

	For the Years Ended January 31,
	2024	2023
Net income attributable to controlling interests	$204,000	$523,000
Add back:
Depreciation	679,000	702,000
Interest expense	502,000	530,000
Less:
Interest Income	(50,000)	(68,000)
Adjusted EBITDA	$1,335,000	$1,687,000

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for Fiscal Year ended January 31, 2024 and 2023 are as follows:

	For the Years Ended January 31,
	2024	2023
Net income attributable to controlling interests	$204,000	$523,000
Add back:
Depreciation	679,000	702,000
Non-controlling interest	73,000	214,000
FFO	$956,000	$1,439,000

The Trust reported Consolidated Net Loss from operations of approximately $721,000 for the Fiscal Year ended January 31, 2024 compared to Consolidated Net Loss from operations before other income, interest expense, and the Employee Retention Credit of approximately $297,000 for the Fiscal Year ended January 31, 2023. Fiscal 2024 and 2023 Consolidated Net Loss from operations included non-cash depreciation of approximately $679,000 and $702,000, respectively. Fiscal 2024 Consolidated Net Income from operations before non-cash depreciation was approximately $883,000 as compared to Consolidated Net Income from operations before non-cash depreciation of approximately $1,226,000 for Fiscal 2023.

FUTURE POSITIONING

In viewing the hotel industry cycles, reconfirmed by the recent disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$987,000	$1,204,000	9,500,000
Tucson Oracle	6,028,000	8,046,000	18,500,000
	$7,015,000	$9,250,000	$28,000,000

The “Estimated Market Asking Price” is the amount at which we believe we may sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming strong 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed hotel properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets, the Tucson and Albuquerque hotels, have an estimated market asking price that is reasonable in relation to its current fair market value. We plan to sell our remaining two Hotel properties within 12-36 months. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We plan to continue the stock and partnership unit buy backs in the current Fiscal Year 2025.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial balance to the current hotel industry, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the years ahead. See Note 7 of the Audited Consolidated Financial Statements for discussion on UniGen.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2024 or 2023. As of January 31, 2024, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2024, ended January 31, 2024, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2025, rates continue to increase although at a slower pace than the prior Fiscal Year.

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

The Trust has purchased in addition approximately 540,000 shares of UniGen stock.

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

The total of all stock ownership upon conversion of the debenture and exercise of warrants could total up to 3 million UniGen shares, which amounts to approximately 20% or more of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,633,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $633,750 of UniGen Common Stock (540,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

Engineering work is largely complete on the prototype and has been placed on hold, while UniGen concentrates on its current round of capital raising. IHT may participate in the upcoming round of capital raising including through the exercise of existing warrants, or purchase of additional convertible debentures.

UniGen is a high risk investment offering high potential investment return if and when successful.

Based on a 96 core “super computer “ simulated test together with advanced software, UniGen has confirmed that the UPI 1000TA engine with the addition of recent potential technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels and our other investments, that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	inflation and economic recession;

●	terrorist attacks or other acts of war;

●	political instability;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of all receivables

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws, and other legislation.

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

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of InnSuites Hospitality Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (the “Company”) as of January 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

April 8, 2024

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2024	JANUARY 31, 2023
ASSETS
Current Assets:
Cash	$1,325,368	$2,111,383
Accounts Receivable	111,946	101,737
Employee Retention Credit Receivable	1,233,527	1,753,955
Prepaid Expenses and Other Current Assets	310,891	200,429
Total Current Assets	2,981,732	4,167,504
Property and Equipment, net	7,051,192	7,209,488
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,088,693	2,108,418
Finance Lease – Right of Use	-	20,812
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	633,750	588,750
TOTAL ASSETS	$15,680,367	$17,019,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,049,530	$990,291
Current Portion of Mortgage Notes Payable, net of Discount	230,921	223,680
Current Portion of Other Notes Payable	470,000	570,000
Current Portion of Operating Lease Liability	6,268	12,010
Current Portion of Finance Lease Liability	-	15,159
Total Current Liabilities	1,756,719	1,811,140
Mortgage Notes Payable, net of Discount	9,019,664	9,251,324
Operating Lease Liability, net of current portion	2,249,072	2,267,645
Finance Lease Liability, net of current portion	-	7,718
TOTAL LIABILITIES	13,025,455	13,337,827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 9,161,589 shares issued and 8,791,822 and 9,010,909 shares outstanding at January 31, 2024 and January 31, 2023, respectively	7,039,055	6,992,148
Treasury Stock, 196,982 and 150,680 shares held at cost at January 31, 2024 and January 31, 2023, respectively	(872,238)	(417,100)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,166,817	6,575,048
NON-CONTROLLING INTEREST	(3,511,905)	(2,892,903)
TOTAL EQUITY	2,654,912	3,682,145
TOTAL LIABILITIES AND EQUITY	$15,680,367	$17,019,972

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2024	2023
REVENUE
Room	$7,292,204	$6,974,468
Food and Beverage	78,501	53,089
Other	113,693	118,130
TOTAL REVENUE	7,484,398	7,145,687

OPERATING EXPENSES
Room	2,525,093	2,221,990
Food and Beverage	187,864	198,808
Telecommunications	622	314
General and Administrative	2,470,361	2,226,788
Sales and Marketing	408,886	451,495
Repairs and Maintenance	466,212	412,696
Hospitality	459,404	367,864
Utilities	422,851	427,869
Depreciation	679,157	702,386
Real Estate and Personal Property Taxes, Insurance and Ground Rent	553,296	429,168
Other	31,628	3,644
TOTAL OPERATING EXPENSES	8,205,374	7,443,022
OPERATING LOSS	(720,976)	(297,335)
Other Income	46,538	2,631
Interest Income	50,057	65,441
TOTAL OTHER INCOME	96,595	68,072
Interest on Mortgage Notes Payable	480,522	466,728
Interest on Other Notes Payable	21,185	63,619
TOTAL INTEREST EXPENSE	501,707	530,347
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(1,126,088)	(759,610)
Employee Retention Credit	1,403,164	1,403,164
Income Tax Benefit	100	93,497
CONSOLIDATED NET INCOME	$277,176	$737,051
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$73,296	$213,880
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$203,880	$523,171
NET INCOME PER SHARE – BASIC & DILUTED	$0.02	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,161,286	9,159,107

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2024 and 2023

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	203,880	-	-	203,880	73,296	277,176
Purchase of Treasury Stock	(265,087)	-	265,087	(455,138)	(455,138)	-	(455,138)
Shares of Beneficial Interest Issued for Services Rendered	46,000	23,147	-	-	23,147	-	23,147
Dividends	-	(180,120)	-	-	(180,120)	-	(180,120)
Reconciliation of Treasury Shares	-	-	(218,785)	-	-	-	-
Distribution to Non-Controlling Interests	-	-	-	-	-	(692,298)	(692,298)
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041
Net Income	-	523,171	-	-	523,171	213,880	737,051
Purchase of Treasury Stock	(106,604)	-	106,604	(286,636)	(286,636)	-	(286,636)
Shares of Beneficial Interest Issued for Services Rendered	38,000	52,693	-	-	52,693	-	52,693
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	40,000	40,000
Dividends	-	(182,785)	-	-	(182,785)	-	(182,785)
Distribution to Non-Controlling Interests	-	-	-	-	-	(810,219)	(810,219)
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$277,176	$737,051
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Oher Notes Payable Correction	-	18,983
Employee Retention Credit	520,428	(1,403,164)
Stock-Based Compensation	23,147	52,693
Depreciation	679,157	702,386
Changes in Assets and Liabilities:
Accounts Receivable	(10,209)	26,533
Prepaid Expenses and Other Assets	(110,462)	(82,561)
Operating Lease	(4,590)	(85,131)
Finance Lease	(2,065)	(1,493)
Accounts Payable and Accrued Expenses	59,239	88,922
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,431,821	54,219

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(520,861)	(332,561)
Payments on Investments in Unigen	(45,000)	(315,000)
NET CASH USED IN INVESTING ACTIVITIES	(565,861)	(647,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(224,419)	(166,535)
Borrowings on Mortgage Notes Payable	-	3,884,237
Payments on Notes Payable - Related Party	-	(1,955,093)
Borrowings on Note Payable - Related Party	-	977,546
Payments on Other Notes Payable	(100,000)	(20,170)
Payment of Dividends	(180,120)	(182,785)
Distributions to Non-Controlling Interest Holders	(692,298)	(810,219)
Sale of Ownership Interest in Subsidiary, net	-	40,000
Repurchase of Treasury Stock	(455,138)	(286,636)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,651,975)	1,480,345
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(786,015)	887,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,111,383	1,224,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,325,368	$2,111,383

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2024 AND 2023

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2024, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio business real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a diversification $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $633,750 in UniGen’s privately-held common stock (540,000 shares), and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2.

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of January 31, 2024 and January 31, 2023, respectively. The Trust’s weighted average ownership for the twelve months ended January 31, 2024 and 2023 was 75.89%, respectively. As of January 31, 2024, the Partnership owned a 51.62% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Partnership, an IHT subsidiary, manages the Hotels’ daily operations under 2 management agreements. RRF also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust and RRF Partnership have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, either of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed for sale, but the Trust is willing to consider offers for each Hotel. Each of the Hotels is being made available at a price that management believes is reasonable in relation to its current fair market value, earnings, profits, and replacement cost.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.90%	-
Tucson Hospitality Properties, LLLP	-	51.62%
RRF Limited Partnership	75.89%	-

(i)	Indirect ownership is through the Partnership

(i)	Tucson Indirect ownership is through the Partnership

The Trust has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed indicating the recovery of economic and business activity, and continuing progress by UniGen in seeking the next round of financing and developing its innovative clean energy product, the Trust is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity. As of January 31, 2024, non-controlling interest represented 48.38% interest in the InnSuites® hotel located in Tucson, Arizona, 78.10% interest in the InnSuites® hotel located in Albuquerque, New Mexico, and 24.11% in the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On January 31, 2024 and 2023, 211,755 Class A Partnership units were outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2024 and 2023, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2024 and 2023, the limited partners in the Partnership would receive 3,185,793 and 3,174,041 Shares of Beneficial Interest of the Trust. As of January 31, 2024, and 2023, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

On January 31, 2024, the total IHT Shares of Beneficial Interest are 8,988,804. Total Class A and Class B RRF Limited Partnership units are 3,185,793. The total diluted shares that are convertible one for one is 12,174,597.

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

As of January 31, 2024, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of January 31, 2024, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $0.

As of January 31, 2024, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of January 31, 2024.

With approximately $1,325,000 of cash as of January 31, 2024, the availability of the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment for the Fiscal Years ended January 31, 2024, and January 31, 2023, respectively.

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

During the Fiscal Year ended January 31, 2024, 45,000 warrants were exercised for $45,000 and in return the Trust received 45,000 shares of UniGen. As of January 31, 2024, the Trust owned 540,000 shares of common stock in UniGen Power, Inc. (UniGen), a non-affiliated privately held entity, at a cost of $633,750. As of January 31, 2024, the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UniGen had limited operations and was still in the start-up and research and development stage. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the Fiscal Years ended January 31, 2024 and 2023.

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

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees. The shares were fully vested at January 31, 2024.

The following table summarizes restricted share activity during Fiscal Years 2023 and 2024.

	Restricted Shares
	Shares	Price on Date of Grant
Balance at January 31, 2022	-	-
Granted	38,000	$2.08
Vested	(25,333)	$2.08
Forfeited	-
Balance of unvested awards at January 31, 2023	12,667

Granted	46,000	$1.20
Vested	(58,667)	$1.20
Balance of unvested awards at January 31, 2024	-

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

DIVIDENDS AND DISTRIBUTIONS

In Fiscal Years 2024 and 2023, the Trust paid a semi-annual dividend of $0.01 per share each, at the end of the first Fiscal quarter and at the end of the second Fiscal quarter for a total annual dividend of $0.02 for each Fiscal Year in the amounts of $180,120 and $182,785, respectively. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted dividends annually for 53 consecutive years since the Trust registered in 1971, and listed with the NYSE.

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

For the Fiscal Years ended January 31, 2024 and 2023, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the years ended January 31, 2024 and 2023. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the years ended January 31, 2024 and 2023 and are excluded in the calculation of diluted earnings per share for those periods.

SEGMENT REPORTING

It has been determined that the Trust hotel ownership, Operations, and Management Services are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $316,000 and $338,000 for the twelve months ended January 31, 2024 and 2023, respectively, and is reported in the consolidated Statement of Operations.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as an Administrative Manager of Albuquerque, coordinating the offering and sale of Class A Interests to qualified third parties. REF, IHT, and other REF Affiliates may purchase Interests from time to time. Rare Earth, as a General Partner of the Albuquerque entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. As part of this offering, Rare Earth was paid $200,000 for a restructuring fee which was recorded in Equity. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the Fiscal Year ending January 31, 2024 and 2023, the Trust purchased a net of 2 units, and sold 0 units, respectively.

As of January 31, 2024, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.17% interest, or approximately 1 Class C units, and other parties held a 77.93% interest, or approximately 471.5 Class A units. For the Fiscal Year ended January 31, 2024, the Albuquerque entity made quarterly Priority Return payments.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. RRF Limited Partnership will continue to provide management, licensing and reservation services to the Tucson, Arizona property

As of January 31, 2024, the Partnership held a 51.62% ownership interest, or 413.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.25% interest, or approximately 2 Class C units, and other parties held a 48.13% interest, or approximately 385.5 Class A units. For the Fiscal Year ended January 31, 2024, the Tucson entity made quarterly Priority Return payments.

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

During the Fiscal Years ended January 31, 2024, and January 31, 2023, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted, respectively. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assets and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2024	2023
Assets
Cash	$136,405	$60,506
Accounts Receivable	12,650	11,514
Prepaid Expenses and Deposits	9,689	-
Employee Retention Credit	-	-
Hotel Properties, Net	995,235	1,017,392
Operating Lease -Right of Use	2,088,693	2,108,418

Total Assets	$3,242,672	$3,197,830

Liabilities
Accounts Payable and Accrued Expenses	$899,921	$496,109
Operating Lease Liability (ASC 842)	2,255,341	2,279,655
Mortgage Notes Payable	1,204,481	1,251,356
Total Liabilities	$4,359,743	$4,027,120

Equity	(1,117,071)	(829,290)

Liabilities & Equity	$3,242,672	$3,197,830

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

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest based on the previously extended time period are due through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has matured. However, IHT is currently in discussions for a further extension/modification due to the Covid disruption.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2025	1,925,000
$1,925,000

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable.

As of January 31, 2024, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total approximately 3 million UniGen shares, which amounts to approximately 20% or more of fully diluted UniGen equity.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT could hold up to approximately 20% or more of UniGen fully diluted equity ownership. Subsequent to January 31, 2023, no activity has occurred with this line of credit and thus no draws have been taken.

During the year ended January 31, 2023, the Trust reinvested $60,000 of interest income to exercise 60,000 warrants for 60,000 shares of common stock in UniGen. Additionally, the Trust exercised 161,250 warrants for a total of $255,000 for 161,250 shares of common stock in UniGen.

During the Fourth Fiscal Quarter (November 1, 2023 to January 31, 2024), three months ended January 31, 2024, the Trust reinvested $15,000 of interest income to exercise 15,000 warrants for 15,000 shares of common stock in UniGen.

As of January 31, 2024, IHT held 540,000 common shares of UniGen, purchased at a cost of $633,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. (UPI), management reports progress of the UPI efficient clean energy innovation.

1. UniGen has paused engineering to raise additional capital, which is an ongoing process.

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

8. PROPERTY AND EQUIPMENT

As of January 31, 2024 and January 31, 2023, hotel properties consisted of the following:

HOTEL SEGMENT

	January 31, 2024	January 31, 2023
Land	$2,500,000	$2,500,000
Building and improvements	11,094,373	10,762,859
Furniture, fixtures and equipment	4,450,747	4,261,400
Total hotel properties	18,045,120	17,524,259
Less accumulated depreciation	(11,028,366)	(10,358,060)
Hotel properties, net	7,016,754	7,166,199

As of January 31, 2024 and January 31, 2023, property and equipment consisted of the following:

CORPORATE PP&E

	January 31, 2024	January 31, 2023
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	475,545	475,545
Less accumulated depreciation	(441,107)	(432,256)
Property, Plant and Equipment, net	$34,438	$43,289

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2024, and 2023, prepaid expenses and other current assets consisted of the following:

	January 31, 2024	January 31, 2023
Tax and Insurance Escrow	$162,290	$96,774
Deposits	-	7,000
Prepaid Insurance	64,963	32,159
Prepaid Workman’s Compensation	1,799	562
Miscellaneous Prepaid Expenses	81,839	63,934
Total Prepaid Expenses and Current Assets	$310,891	$200,429

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2024 and 2023, accounts payable and accrued expenses consisted of the following:

	January 31, 2024	January 31, 2023
Accounts Payable	$225,384	$85,198
Accrued Salaries and Wages	234,099	236,845
Accrued Vacation	10,000	10,000
Income Tax Payable		-
Accrued Interest Payable		-
Advanced Deposits	1,500	1,963
Accrued Property Taxes	219,689	192,543
Sales Tax Payable	140,318	234,366
Accrued Other	218,540	229,376
Total Accounts Payable and Accrued Expenses	$1,049,530	$990,291

11. MORTGAGE NOTES PAYABLE

On January 31, 2023, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2023 was 4.69%.

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

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $ 3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of January 31, 2024, and January 31, 2023 the mortgage loan balance was approximately $8,046,000, and $8,224,000, respectively, net of financing fees of approximately $97,000 and $93,000, respectively. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2024, and January 31, 2023 the mortgage loan balance was approximately $1,204,000, and $1,251,000, respectively, net of financing fees of approximately $11,000 and $12,000, respectively. The mortgage note payable is due in monthly installments of approximately $9,000 per month.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2024:

	2024	2023
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $8.0 million at January 31, 2024.	$8,046,104	$8,223,648

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $1.2 million at January 31, 2024.	1,204,481	1,251,356

Totals:	$9,250,585	$9,475,004

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2024. The balance as of January 31, 2024 and 2023 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2024. The balance as of January 31, 2024 and 2023 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2024. The balance as of January 31, 2024 and 2023 was $0.

13. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2024, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of January 31, 2024, and January 31, 2023, the Trust had an amount payable of approximately $0 and $977,000, respectively. During the Fiscal Years ended January 31, 2024 and 2023, the Trust accrued approximately $0, respectively, of interest expense.

14. OTHER NOTES PAYABLE

As of January 31, 2024, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2024.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2024.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2024 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2025	234,169	470,000	-	704,169
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
2029	274,685	-	-	274,685
Thereafter	7,969,701	-		7,969,701
	$9,250,585	$470,000	$-	$9,720,585

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

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2024 consist of the following:

For the Year Ended
January 31, 2024
Operating Lease Costs:
Operating lease cost*	128,845

Supplemental cash flow information is as follows:

For the Year Ended
January 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,590)

Lease obligations:
Operating leases, net	$2,255,340
Long-term obligations	$2,249,072

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2024
Operating leases	33

Weighted average discount rate	4.85%
Operating leases

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease that expires in 2024.

The Trust’s Finance Lease costs recognized in the Consolidated Statement of Income for the Fiscal Year ended January 31, 2024 consist of the following:

For the Year Ended
January 31, 2024
Finance Lease Costs:
Amortization of right-of-use assets	$13,874
Interest on lease obligations	402

Supplemental cash flow information is as follows:

For the Year Ended
January 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(2,065)

Lease obligations:
Finance leases, net	$-
Long-term obligations	$-

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2024
Finance leases	-

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of January 31, 2024 are as follows:

For the Years Ending January 31,
2025	-
Total minimum lease payments	$-
Less: amount representing interest	-
Total present value of minimum payments	-
Less: current portion	$-
Long term portion of finance lease liability	-

The aggregate annual lease obligations at January 31, 2024 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$134,355	$-
2026	134,367	-
2027	134,379	-
2028	134,391	-
2029	134,403	-
Thereafter	3,992,854	-
Total minimum lease payments	$4,664,749	$-
Less: amount representing interest	2,409,409	-
Total present value of minimum payments	2,255,340	-

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

For the years ended January 31, 2024 and 2023, the Trust repurchased 265,087 and 106,604 Shares of Beneficial Interest at an average price of $1.72 and $2.69 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase approximately an additional 200,000 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforward of approximately $6.1M at January 31, 2024. In 2005, the Trust had an ownership change within the meaning of the Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the Federal and State Tax Returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets at January 31,

	2024	2023
Net operating loss carryforwards	$2,113,926	$1,432,100
Bad debt allowance	-	-
Accrued expenses	(2,622)	(1,000)
Syndications	2,923,000	2,923,000
Prepaid insurance	64,963	32,159
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	5,150,267	4,437,259

Deferred income tax liability associated with book/tax	(1,848,478)	(1,877,544)
Net deferred income tax asset	3,301,790	2,559,715
Valuation Allowance	(3,301,790)	(2,559,715)
	-	-

Income taxes for the year ended January 31,

	2024	2023
Current income tax provision (benefit)	(100)	(93,497)
Deferred income tax provision (benefit)	(213,744)	165,631
Change in valuation allowance	213,744	(165,631)
Net income tax expense (benefit)	(100)	(93,497)

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2024
	Amount	Percent
Federal statutory rates	$(236,478)	21%
State income taxes	(58,727)	5%
Change in valuation allowance	(213,700)	19%
True-up in prior year returns	-	0%
Effective Rate	-	45%

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2023
	Amount	Percent
Federal statutory rates	$159,518	21%
State income taxes	(39,615)	5%
Change in valuation allowance	165,600	-22%
True-up in prior year returns	-	0%
Effective Rate	-	4%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have total deferred tax assets of approximately $5.2 million which includes cumulative net operating loss carryforwards of $2.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2024. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $3.3 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2024 and January 31, 2023, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of January 31, 2024 and January 31, 2023, Mr. Wirth and his affiliates held 6,250,296 and 6,228,296 Shares of Beneficial Interest in the Trust, respectively, which represented 71.09% and 69.12% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2024 and January 31, 2023, the Trust owned 75.89% of the Partnership. As of January 31, 2024, the Partnership owned a 51.62% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

During the Fiscal Years ended January 31, 2024 and 2023, the Trust paid Berg Investment Advisors $6,000 and $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving approximately $37,000, per year plus bonuses.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2024 and 2023:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$9,250,585	$2,833,263	$9,584,449	$3,408,024
Other Notes Payable	$470,000	$470,000	$570,000	$570,000
Notes Payable - Related Party	$-	$-	$-	$-

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2024	2023
Cash Paid for Interest	$479,000	$465,000

Notes Payable	$21,000	$46,000

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the Fiscal Years 2024 and 2023, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $201,000 and $173,000 for the Fiscal Years ended January 31, 2024 and 2023, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2023. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

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

23. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $10,800. These restricted 27,000 shares, (9,000 each to the three Independent Trustees), vest in equal monthly amounts during Fiscal Year 2024.

On May 15, 2023, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 46,000 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $55,200. These shares partially vest on December 31, 2023, and February 28, 2024, in two equal amounts.

In addition, 1,000 IHT Restricted Shares were issued to each of the Trust’s two accountants, 2,000 restricted IHT Shares to each of four IHT employees, and 3,000 shares to each of the three Trust Officers. The shares were fully vested at February 28, 2024.

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

Fiscal Year 2024, starting February 1, 2023 and ending January 31, 2024, confirmed a significant strong rebound and encouraging progress. The start of Fiscal Year 2025, starting February 1, 2024 and ending January 31, 2025, has shown no ill effects from the pandemic whatsoever.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is now at full recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2025, (February 1, 2024 to January 31, 2025).

25. EMPLOYEE RETENTION TAX CREDIT

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

As a result of both legislative acts, the Trust has and is expected to be receiving a net of approximately $2.8 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust placed an amount equal to approximately 12% per Fiscal Quarter of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, IHT has received approximately $2.25 million, and is expected to receive approximately an additional $475,000.

26. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2024 and 2023, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on July 31, 2023, as well as February 5, 2024, and is once again anticipated for July 31, 2024.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

Subsequent to the Fiscal Year ended January 31, 2024 the Trust repurchased 12,190 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $18,216.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2024. Increased record results are expected for the two hotels, during the Fiscal Year 2025, ending January 31, 2025. IHT reported a strong annual improvement of results in Fiscal Year 2024, (February 1, 2023, to January 31, 2024), with Net Income Attributable to Controlling Interests of $203,880. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.02. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 5% from the same prior Fiscal Year total of $7.1 million. Consolidated Net Income before non-cash depreciation expense was $956,333 for the Fiscal Year ended January 31, 2024. IHT hotel operations are contributing to a solid start in the current 2025 Fiscal First Quarter, with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February and March, of the current Fiscal Year. Combined Revenue for both hotels surpassed $1.5 million for the first two months of Fiscal 2025, a new combined record level. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of January 31, 2024.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of January 31, 2024.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust previously increased its technical accounting expertise through an increasingly seasoned Chief Financial Officer, and in Fiscal Years 2023/2024 promoting its Corporate Controller, and employing two full-time Senior Staff Accountants to assist with the Trust’s technical accounting and internal control issues. The CFO has extensive public company reporting experience, to further assist with the Trust’s technical accounting and internal controls.

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2023, and early Fiscal Year 2024. Additional strengthening may take place in the balance of the current Fiscal Year 2025, as well.

Our management believes that our financial statements included in this Annual Report on Form 10-K for the Fiscal Year ended January 31, 2024 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during our most recently completed Fiscal Quarter ended January 31, 2024, that have materially positively affected, or are reasonably likely to positively materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Name	Principal Occupations During Past Five Years, Age as of April 8, 2024 and Directorships Held	Trustee Since

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 25 years. Age: 72.

January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 74.

December 22, 2015

Trustees Whose Terms Expire in 2025

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 78.

Mr. Wirth has significant real estate and hotel industry experience, including Division President of Ramada Hotels, Inc., and extensive experience with the Trust. He holds a B.S. in Economics and Mathematics from the University of Arizona, Eller School of Business. He holds an MBA from Carnegie Mellon University, Tepper School of Business. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 25 years.

January 30, 1998

Leslie (Les) T. Kutasi (1)(2)(3)(4)

Chairman of the Audit Committee, as well as Founder and President of Trend-Tex International, a multi-line textile sales and marketing company. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 73.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013

Trustees Whose Terms Expire in 2026

Steven S. Robson (1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 67.

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

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Sylvin Lange

Chief Financial Officer, and Principal Accounting Officer of the Trust since 2020. Mr. Lange served as an Independent Consultant until becoming CFO.

For the years prior to joining the Trust in 2020, Mr. Lange was an Independent Consultant providing Financial Analysis, Auditing, Tax Assistance and Advice, Regulatory Supervision, Financial Reporting Guidance, and Overall Accounting Direction; providing overall financial and operational consulting and support, to a variety of business enterprises. He has over 25 years of experience in finance, accounting, tax, auditing, and management.

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously. Age: 51.

We request that all of our Trustees attend our Annual Meetings of Shareholders. Board attendance was high, for each of the meetings held by the Board of Trustees and the Committees during Fiscal Year 2024. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management.

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

Date of 2024 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2024 Annual Meeting will be held in July or August, 2024. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2024 Annual Meeting will be on or before July 1, 2024, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2024 Annual Meeting. A shareholder who wishes to present a proposal at the 2024 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2024. When the date for the 2024 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during Fiscal Year 2024.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the Fiscal Years ended January 31, 2024 and 2023 with the management of the Trust. In addition, the Audit Committee has discussed with BF Borgers CPA PC (“BF Borgers”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from BF Borgers required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with BF Borgers its independence from the Trust, including the compatibility of any non-audit services with BF Borgers’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the Fiscal Year ended January 31, 2024.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the Fiscal Year ended January 31, 2024, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during Fiscal Year 2024. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary, and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for Fiscal Year 2024, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for Fiscal Years 2024 and 2023, Mr. Wirth’s annual base salary remained set at $153,060. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2024 Bonuses

Fiscal 2024 – Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full Fiscal Year ended January 31, 2024 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

Fiscal 2024 - Performance-Based Cash Bonuses

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

In Fiscal Year 2024 ending January 31, 2024, the Board approved a stock bonus of up to 3,000 shares for the CFO, Controller, and our Independent Consultant. In addition, our Director of Hotel Operations and IT/Technology Manager each were approved for up to 2,000 shares.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for Fiscal Year 2024 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2024	$2,500
Second Quarter – Fiscal Year 2024	$500
Third Quarter – Fiscal Year 2024	$2,000
Fourth Quarter – Fiscal Year 2024	$800
Year End – Fiscal Year 2024	$9,000

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

Fiscal Year 2024 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our Fiscal Years ended January 31, 2024 and 2023:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($)(3)	($)(4)	($)(1)(2)	($)

James F. Wirth,	2023	153,060		4,629		157,689
Chief Executive Officer	2024	153,060		5,388		158,388

Sylvin R. Lange,	2023	97,375		5,475	1,125	103,975
Chief Financial Officer	2024	97,375		10,700	1,125	109,275

Marc E. Berg,	2023	67,134		4,629	1,200	72,963
Executive Vice President	2024	67,770		5,388	1,200	74,358

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $4,020 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, and Mr. Lange receive a monthly travel expense reimbursement of $100. For the Fiscal Year ending January 31, 2024, Mr. Berg, and Mr. Lange received $1,200, and $1,125 respectively in expense reimbursement. For the Fiscal Year ending January 31, 2023, Mr. Berg, and Mr. Lange received $1,200, and $1,125, respectively.

(3) From time to time, Mr. Berg receives a discretionary bonus approved by the Compensation Committee team, related to his efforts resulting in the sales of Hotels. $0 was paid during the Fiscal Year ended January 31, 2024, and Fiscal Year ended January 31, 2023, respectively.

(4) During Fiscal Year ending January 31, 2024 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2024 – Performance Based Cash Bonuses of $5,388, $5,388, and $10,700, respectively. During Fiscal Year ending January 31, 2023 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2023 – Performance Based Cash Bonuses of $4,629, $4,629, and $5,475, respectively.

During Fiscal Year 2024 and 2023, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2024 and 2023. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2024 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2024 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our Fiscal Year 2024. As of January 31, 2024, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our Fiscal Year 2024, on February 15, 2023, we issued 9,000 additional restricted Shares (with the aggregate grant date fair value of $10,800 (per grant) to each of Messrs. Kutasi, Chase, and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our Fiscal Year ended January 31, 2024. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Total Number of IHT Shares Awarded (#)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	9,000	$0	$10,800	$10,800
Steven S. Robson	9,000	$0	$10,800	$10,800
JR Chase	9,000	$0	$10,800	$10,800

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the Fiscal Years ended January 31, 2024 and 2023. The Stock Awards were based on a stock price of $1.20 which was the closing price of the Trust’s Shares of Beneficial Interest as of May 15, 2023. The Board of Trustees met on May 15, 2023, and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,023,806 Shares of Beneficial Interest issued and outstanding as of April 8, 2024. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	6,250,296	69.26%
Marc E. Berg	53,475	*
Sylvin R. Lange	15,750	*
JR Chase	73,459	*
Leslie T. Kutasi	77,000	*
Steven S. Robson	174,200	1.93%
Trustees and Executive Officers as a group (six persons)	6,644,180	73.62%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2020. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,530,341 Shares that are voted separately by Mr. Wirth, and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2024:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships, or arrangements in Fiscal Year 2024 that required review by the Board for purposes of determining Trustee independence.

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

Financing Arrangements and Guarantees

On June 30, 2022, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2024 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,595,000 during the Fiscal Year ended January 31, 2024. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the Fiscal Year ended January 31, 2024 was $0 of expense, and for the Fiscal Year ended January 31, 2023 was $17,000 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $0 and $0, at January 31, 2024 and 2023, respectively, all of which is considered a current receivable.

As of January 31, 2024, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2024.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2024.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the Fiscal Years ended January 31, 2024, and 2023, for professional services rendered by BF Borgers CPA PC:

	2024	2023
Audit Fees (1)	$104,500	$114,955
Tax Fees (2)	25,750	27,000
Other Fees	-	-
Total	$130,250	$141,955

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)	“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the Fiscal Years ended January 31, 2024 and 2023 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain BF Borgers, to perform the tax return preparation, for tax years 2023 and 2024, for all entities within the Trust.

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

INNSUITES HOSPITALITY TRUST

Dated: April 8, 2024	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 8, 2024	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 8, 2024	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 8, 2024	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: April 8, 2024	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 8, 2024	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 8, 2024	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 8, 2024	By:	/s/ JR Chase
JR Chase, Trustee

