Form 10-Q
period 2024-04-30
INNSUITES HOSPITALITY TRUST
filed 2024-06-18
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 18, 2024: 9,023,806.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2024	JANUARY 31, 2024
ASSETS
Current Assets:
Cash	$437,343	$1,325,368
Accounts Receivable	134,146	111,946
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	773,108	310,891
Total Current Assets	2,578,124	2,981,732
Property and Equipment, net	7,028,976	7,051,192
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,083,575	2,088,693
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	668,750	633,750
TOTAL ASSETS	$15,284,425	$15,680,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$816,040	$1,049,530
Current Portion of Mortgage Notes Payable, net of Discount	230,921	230,921
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	25,847	6,268
Total Current Liabilities	1,542,808	1,756,719
Mortgage Notes Payable, net of Discount	8,954,995	9,019,664
Operating Lease Liability, net of current portion	2,223,225	2,249,072
TOTAL LIABILITIES	12,721,028	13,025,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 8,988,804 shares issued and 8,773,366 and 8,791,822 shares outstanding at April 30, 2024 and Jauary 31, 2024, respectively	6,890,505	7,039,055
Treasury Stock, 215,438 and 196,982 shares held at cost at April 30, 2024 and January 31, 2024, respectively	(897,731)	(872,238)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,992,774	6,166,817
NON-CONTROLLING INTEREST	(3,429,377)	(3,511,905)
TOTAL EQUITY	2,563,397	2,654,912
TOTAL LIABILITIES AND EQUITY	$15,284,425	$15,680,367

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2024	2023
REVENUE
Room	$2,236,478	$2,178,458
Food and Beverage	22,654	17,586
Other	34,838	9,912
TOTAL REVENUE	2,293,970	2,205,956

OPERATING EXPENSES
Room	664,565	629,936
Food and Beverage	28,164	29,707
General and Administrative	606,454	619,738
Sales and Marketing	115,571	97,475
Repairs and Maintenance	105,897	116,157
Hospitality	154,729	138,641
Utilities	97,660	99,290
Depreciation	173,042	168,178
Real Estate and Personal Property Taxes, Insurance and Ground Rent	162,579	114,143
Other	6,880	6,411
TOTAL OPERATING EXPENSES	2,115,541	2,019,676
OPERATING LOSS	178,429	186,280
Other Income	10,667	806
Interest Income	15,112	17,600
TOTAL OTHER INCOME	25,779	18,406
Interest on Mortgage Notes Payable	112,321	83,744
Interest on Notes Payable - Related Party	-	-
Interest on Other Notes Payable	5,289	6,288
TOTAL INTEREST EXPENSE	117,610	90,032
CONSOLIDATED NET INCOME BEFORE EMPLOYEE RETENTION CREDIT	86,598	114,654
Employee Retention Credit	-	350,791
CONSOLIDATED NET INCOME	$86,598	$465,445
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$235,148	$228,837
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(148,550)	$236,608
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.02)	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,703,337	9,010,909

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

FOR THE THREE MONTHS ENDED APRIL 30, 2023

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	236,608	-	-	236,608	228,837	465,445
Shares of Beneficial Interest Issued for Services Rendered	-	19,760	-	-	19,760	-	19,760
Distribution to Non-Controlling Interests	-	-	-	-	-	(149,439)	(149,439)
Balance, April 30, 2023	9,010,909	$7,248,516	150,680	$(417,100)	$6,831,416	$(2,813,505)	$4,017,911

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$86,598	$465,445
Adjustments to Reconcile Consolidated Net Income to Net Cash (Used In) Provided By Operating Activities:
Employee Retention Credit	-	(350,791)
Stock-Based Compensation	-	19,760
Depreciation	173,042	168,178
Changes in Assets and Liabilities:
Accounts Receivable	(22,200)	38,775
Income Tax Receivable	-	-
Prepaid Expenses and Other Assets	(462,217)	(115,155)
Operating Lease	(1,150)	(1,530)
Finance Lease	-	(815)
Accounts Payable and Accrued Expenses	(233,490)	(186,831)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(459,417)	37,036

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(150,826)	(108,290)
Payments on Investments in Unigen	(35,000)	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(185,826)	(123,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(64,669)	(44,180)
Payments on Notes Payable - Related Party	-	(27,225)
Payments on Other Notes Payable	-	(100,000)
Distributions to Non-Controlling Interest Holders	(152,620)	(149,439)
Repurchase of Treasury Stock	(25,493)	-
NET CASH USED IN FINANCING ACTIVITIES	(242,782)	(320,844)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(888,025)	(407,098)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,325,368	2,111,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$437,343	$1,704,285

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2024, AND JANUARY 31, 2024

AND FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2024, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $668,750 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of April 30, 2024 and January 31, 2024, respectively. The Trust’s weighted average ownership for the three months ended April, 2024 and 2023 was 75.89%, respectively. As of April 30, 2024, the Partnership owned a 51.62% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i)	Indirect ownership is through the Partnership

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On April 30, 2024 and January 31, 2024, 211,755 Class A Partnership units were issued and outstanding, representing 1.51% of the total Partnership units, respectively. Additionally, as of April 30, 2024 and January 31, 2024, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on April 30, 2024 and January 31, 2024, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of April 30, 2024, and January 31, 2024, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

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

As of April 30, 2024, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of April 30, 2024, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of April 30, 2024.

With approximately $437,000 of cash, as of April 30, 2024, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the three months ended April 30, 2024, are not necessarily indicative of the results that may be expected for the Fiscal year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2024.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. The Trust plans to change Auditors and Transfer Agents in the Second Fiscal Quarter (May 1, 2024 to July 31, 2024). Other than these, and those events disclosed indicating the recovery of economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended April 30, 2024.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the three months ended April 30, 2024, and the Fiscal Year ended January 31, 2024.

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

For the three months ended April 30, 2024, and 2023, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the years ended April 30, 2024 and 2023, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2024 and 2023 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $79,000 and $82,000 for the three months ended April 30, 2024 and 2023 respectively, and is reported in the consolidated Statement of Operations.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total approximately 2.5 million UniGen shares, which amounts to approximately 20% or more of fully diluted UniGen equity.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT could hold up to approximately 20% or more of UniGen fully diluted equity ownership. Subsequent to January 31, 2024, no activity has occurred with this line of credit and thus no draws have been taken.

During the year ended January 31, 2024, the Trust reinvested $45,000 of interest income to exercise 45,000 warrants for 45,000 shares of common stock in UniGen.

During the first Fiscal Quarter (February 1, 2024 to April 30, 2024), three months ended April 30, 2024, the Trust reinvested $35,000 of interest income to exercise 35,000 warrants for 35,000 shares of common stock in UniGen.

As of April 30, 2024, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

UniGen Power Inc. (UPI), management progress of the UPI efficient clean energy innovation:

1. UniGen paused engineering to raise additional capital, which is an ongoing process.

2. Due to global travel and economic events, an increasingly unreliable American power grid, increasing demand for electric vehicles, power, Artificial Intelligence electricity demand, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and is projected to double over the next five years. Accordingly, UniGen has increased the MSP planned power plant price. The initial order for thirty units has been reaffirmed.

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

OTHER RECENT PRONOUNCEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on April 8, 2024, with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the three months ending April 30, 2024 and 2023, the Trust sold 0 units for $10,000 per unit, respectively.

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

For the Albuquerque entity, 0 Class A units were purchased back by the Trust during the three months ended April 30, 2024. As of April 30, 2024 and January 31, 2024, respectively, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 77.93% interest, or 471.5 Class A units. For the three months ended April 30, 2024, the Albuquerque entity made quarterly Priority Return payments.

For the Tucson entity, as of April 30, 2024 and January 31, 2024, respectively, the Partnership held a 51.62% ownership interest, or 413.5 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% interest, or 2 Class C units, and other parties held a 48.13% interest, or 385.5 Class A units. For the three months ended April 30, 2024, the Tucson entity made quarterly Priority Return payments.

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

During the three months ended April 30, 2024 and the Fiscal Year ended January 31, 2024, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of April 30, 2024, and January 31, 2024, hotel properties consisted of the following:

HOTEL SEGMENT
	April 30, 2024	January 31, 2024
Land	$2,500,000	$2,500,000
Building and improvements	11,171,055	11,094,373
Furniture, fixtures and equipment	4,531,896	4,450,747
Total hotel properties	18,202,951	18,045,120
Less accumulated depreciation	(11,199,196)	(11,028,366)
Hotel properties, net	7,003,755	7,016,754

As of April 30, 2024, and January 31, 2024, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	April 30, 2024	January 31, 2024
Land	$-	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	475,545
Less accumulated depreciation	(443,319)	(441,107)
Property, Plant and Equipment, net	$25,221	$34,438

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $ 3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of April 30, 2024, and January 31, 2024 the mortgage loan balance was approximately $7,994,000, and $8,046,000, respectively, net of financing fees of approximately $93,000. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2024, and January 31, 2024 the mortgage loan balance was approximately $1,192,000, and $1,204,000, respectively, net of financing fees of approximately $11,000 and $10,000, respectively. The mortgage note payable is due in monthly installments of approximately $9,000 per month.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2024, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of April 30, 2024, and January 31, 2024, the Trust had an amount receivable of approximately $0, respectively. During the three months ended April 30, 2024 and 2023, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of April 30, 2024, the Trust had approximately $0 in promissory notes outstanding to unrelated third parties arising from the repurchase of 0 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2024.

As of April 30, 2024, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or in December 2025, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any prepayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2024.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to December 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of April 30, 2024.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2024 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2025	176,119	470,000	-	646,119
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
2029	274,685	-	-	274,685
Thereafter	7,963,082	-		7,963,082
	$9,185,916	$470,000	$-	$9,655,916

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

For the three months ended April 30, 2024 and 2023, the Trust repurchased 18,456 and 0 Shares of Beneficial Interest at an average price of $1.38 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of April 30, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 6,250,296 Shares of Beneficial Interest in the Trust, which represented 73.04% and 71.09% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2024, and January 31, 2024, the Trust owned 75.89% of the Partnership, respectively. As of April 30, 2024, the Partnership owned a 51.62% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving $37,000, per year plus bonuses.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $117,000 and $88,000 in cash for interest for the three months ended April 30, 2024 and 2023, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the three months ended April 30, 2024 and 2023, respectively. Cash paid for taxes for the three months ended April 30, 2024 and 2023 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2024 and January 31, 2024, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $51,000 and $48,000 for the three months ended April 30, 2024 and 2023, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2023. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

14. LEASES

The Trust has operating leases for its corporate offices in Phoenix, Arizona and land leased in Albuquerque, New Mexico. The Trust’s corporate office lease is month to month. All leases are non-cancelable.

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

The following table presents the Trust’s lease costs for the three months ended April 30, 2024:

For the Three Months Ended April 30, 2024
Operating Lease Costs:
Operating lease cost*	36,309

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Three Months Ended April 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,150)

Lease obligations:
Operating leases, net	$2,249,072
Long-term obligations	$2,223,225

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2024
Operating leases	32

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of April 30, 2024 are as follows:

For the Years Ending January 31,
2025	$100,766
2026	134,367
2027	134,379
2028	134,391
2029	134,403
Thereafter	3,992,855
Total minimum lease payments	$4,631,161
Less: amount representing interest	2,382,089
Total present value of minimum payments	2,249,072
Less: current portion	$25,847
Long term portion of operating lease liability	2,223,225

15. SHARE-BASED PAYMENTS

On May 15, 2023, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 46,000 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $55,200. These shares partially vested on December 31, 2023, and February 28, 2024, in two equal amounts.

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

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a sale agreement of its technology subsidiary, IBC Hotels LLC (IBC), to an unrelated third-party buyer (Buyer). As a part of the amended sale agreement, the Trust received a secured promissory note adjusted to the principal amount of $1,925,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying consolidated balance sheet in continuing operations.

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

As of April 30, 2024 management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is now at nearly full recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2025, (February 1, 2024 to January 31, 2025).

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

As a result of both legislative acts, the Trust has been/will be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2024. As of April 30, 2024, IHT has received approximately $1.5 million, and is expected to receive additional funds during the Fiscal Year ended January 31, 2025.

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

Subsequent to the Fiscal Quarter ended April 30, 2024, the Trust repurchased 3,800 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $5,186.

Due to substantial increases in annual insurance expenses for our Tucson Hotel, the discretionary distributions to investors for Tucson are anticipated to be paused until February 15, 2025.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2024. Increased record revenue and Gross Operating Profit (GOP), results are expected for the two hotels, during the Fiscal Year 2025, ending January 31, 2025. IHT reported a strong annual improvement of results in Fiscal Year 2024, (February 1, 2023, to January 31, 2024), with Net Income Attributable to Controlling Interests of $203,880. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.02. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 5% from the same prior Fiscal Year total of $7.1 million. Consolidated Net Income before non-cash depreciation expense was $956,333 for the Fiscal Year ended January 31, 2024. IHT hotel operations are contributing to a solid start in the current 2025 Fiscal Year (February 1, 2024 through January 31, 2025), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February, March, April, and May of the current Fiscal Year. Combined Revenue for both hotels surpassed $2.9 million for the first four months of Fiscal 2025, a new combined record level. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

Other Recent Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2024.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	inflation and economic recession;
●	terrorist attacks or other acts of war;

●	political instability;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws and other legislation.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2024, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At April 30, 2024, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.62% interest in the Tucson, Arizona Hotel.

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

Over time, we expect our high risk but also high profit potential UniGen diversification efficient clean energy generation investment, to grow and provide a substantial source of income in the future.

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

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., the Trust has invested in 575,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional up to 2 million UniGen shares over the next approximately three years, which could result in up to 20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Three Months Ended
Albuquerque	April 30,
	2024	2023	Change	%-Incr/Decr
Occupancy	86.42%	89.90%	-3.48%	-3.87%
Average Daily Rate (ADR)	$98.43	$90.04	$8.39	9.32%
Revenue Per Available Room (REVPAR)	$85.06	$80.95	$4.11	5.08%

	For the Three Months Ended
Tucson	April 30,
	2024	2023	Change	%-Incr/Decr
Occupancy	87.03%	86.95%	0.08%	0.09%
Average Daily Rate (ADR)	$111.41	$112.14	$(0.73)	-0.65%
Revenue Per Available Room (REVPAR)	$96.96	$97.50	$(0.54)	-0.55%

	For the Three Months Ended
Combined	April 30,
	2024	2023	Change	%-Incr/Decr
Occupancy	86.78%	88.17%	-1.39%	-1.58%
Average Daily Rate (ADR)	$106.05	$102.79	$3.26	3.17%
Revenue Per Available Room (REVPAR)	$92.02	$90.64	$1.38	1.52%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2024 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2023.

A summary of total operating results of the Trust for the twelve month trailing periods ended April 30, 2024 and 2023 is as follows:

	FY 2024/2025	FY 2023/2024	Change	% Change
Total Revenues	$7,572,412	$7,215,548	$356,864	5%
Operating Expenses	8,301,239	7,471,743	829,496	11%
Operating Loss	(728,827)	(256,195)	(472,632)	(184%)
Interest Income and Other	103,968	70,747	33,221	47%
Interest Expense	(529,285)	(484,904)	(44,381)	(9%)
Employee Retention Benefit	1,052,373	1,403,164	(350,791)	25%
Sales and Occupancy Taxes	-	-	-	0%
Income Tax Benefit	100	93,497	(93,397)	(100%)
Consolidated Net Loss (Inome)	(101,671)	826,309	(927,980)	(112%)

RESULTS OF OPERATIONS FOR THE FISCAL THREE MONTHS ENDED APRIL 30, 2024 COMPARED TO THE FISCAL THREE MONTHS ENDED APRIL 30, 2023

A summary of total operating results of the Trust for the three months ended April 30, 2024 and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023	Change	% Change
Total Revenues	$2,293,970	$2,205,956	$88,014	4%
Operating Expenses	2,115,541	2,019,676	95,865	5%
Operating Income	178,429	186,280	(7,851)	(4%)
Interest Income and Other	25,779	18,406	7,373	40%
Interest Expense	(117,610)	(90,032)	(27,578)	(31%)
Employee Retention Benefit	-	350,791	(350,791)	(100%)
Consolidated Net Income	86,598	465,445	(378,847)	(81%)

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

REVENUE:

For the First Fiscal Quarter three months ended April 30, 2024, we had total revenue of approximately $2.29 million compared to approximately $2.21 million for the three months ended April 30, 2023, an increase of approximately $0.08 million. In the prior fiscal years ended January 31, 2024, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended April 30, 2024, we had an increase in total revenue resulting from the recovery of demand, and benefitting from prior refurbishments.

Total Consolidated Net Income for the three months ended April 30, 2024 was approximately $87,000 which is an increase of approximately $379,000 compared to the same prior Fiscal Quarter for the same period of approximately $465,000. Earnings Per Share based on this Consolidated Net Income amount were $0.01, down $0.04 from the prior year of $0.05. Loss Per Share based on net loss attributable to Controlling Interest was $0.02, down from the prior year similar three month period of $0.03.

Total Trust Equity decreased to $2,563,397 at the end of Fiscal First Quarter 2024, down approximately $1.4 million, from the $4,017,911 reported at the end of the prior Fiscal First Quarter 2023. Net Income before non-cash depreciation expense was $24,492 for the Fiscal First Quarter ended April 30, 2024, compared to $404,786 for the Fiscal First Quarter ended April 30, 2023, which is a decrease of approximately $380,000.

We realized a 3% increase in room revenues during the three months ended April 30, 2024 as room revenues were approximately $2.24 million for the three months ending April 30, 2023 as compared to approximately $2.18 million for the three months ending April 30, 2022. Due to increased demand as the hospitality and travel industry recovers, food and beverage revenue increased 29% to approximately $23,000 for the three months ending April 30, 2024 as compared to approximately $18,000 during the three months ending April 30, 2023, an increase of approximately $5,000. During Fiscal Year 2025, we expect additional modest improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $2.1 million for the three months ended April 30, 2024 reflecting an increase of approximately $0.1 million, or 5%, compared to total expenses net of interest expense of approximately $2.0 million for the three months ended April 30, 2023.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $665,000 for the three months ended April 30, 2024 compared to approximately $630,000 in the prior year three month period for an increase of approximately $35,000, or 5%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2024, food and beverage expenses remained relatively flat at $28,000 for the three months ended April 30, 2024, compared to approximately $30,000 for the three months ended April 30, 2023. There were several cost savings initiatives to offset rising food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $606,000 for the three months ended April 30, 2024, decreased approximately $14,000 from approximately $620,000 for the three months ended April 30, 2023 primarily due to cost savings efforts in corporate overhead costs.

Sales and marketing expense increased approximately $18,000, or 19%, to approximately $116,000 for the three months ended April 30, 2024 from approximately $97,000 for the three months ended April 30, 2023. Increased focus on sales and marketing due to the rebound in hotel occupancy drove the increase.

Repairs and maintenance expense decreased by approximately $10,000, or 9%, from approximately $116,000 reported for the three months ended April 30, 2023 compared to approximately $106,000 for the three months ended April 30, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expenses, which includes the cost associated with our complimentary hot breakfast, increased by approximately $16,000, or 12%, from $139,000 for the three months ended April 30, 2023 to approximately $155,000 for the three months ended April 30, 2024. The increase was primarily due to COVID-19 regulations minimizing and once again increasing food service availability, expanding our complimentary breakfast and social hour offerings.

Utility expenses decreased approximately $1,000, or 2%, to approximately $99,000 reported for the three months ended April 30, 2023 compared with approximately $98,000 for the three months ended April 30, 2024.

Hotel property non-cash depreciation expenses increased by approximately $5,000 from approximately $168,000 reported for the three months ended April 30, 2023 compared to approximately $173,000 for the three months ended April 30, 2024.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $48,000, or 42%, to approximately $173,000 reported for the three months ended April 30, 2024 compared with approximately $163,000 for the three months ended April 30, 2023. Increased real estate and property taxes, insurance and ground rent expense resulted from changes in insurance policies, along with decreased personal property valuations.

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

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2024, and the First Fiscal Quarter of Fiscal 2025, ended April 30, 2024, as the travel industry continued to rebound.

With approximately $0.4 million of cash as of April 30, 2024 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its available cash and/or revenues to rebuild market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended April 30, 2024.

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

We anticipate strong leisure travel demand, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2025, and accordingly we anticipate a continued increase of revenues and operating margins. We expect challenges for the remaining Fiscal Year to be the economy, inflation, and cost control. Travel, leisure, corporate, group, and government business continued to grow and may further increase room rates while maintaining and/or building market share in Fiscal Year 2025.

Cash used in operating activities from continuing operations totaled approximately $459,000 during the three months ended April 30, 2024 as compared to net cash provided of approximately $37,000 during the three months ended April 30, 2023. Consolidated net income was approximately $87,000 for the three months ended April 30, 2024 as compared to consolidated net income for the three months ended April 30, 2023 of approximately $465,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the three months ended April 30, 2024 and 2023, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $173,000 during the three months ended April 30, 2024 compared to approximately $168,000 during the three months ended April 30, 2023, an inrease of $5,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $719,000 and $265,000 for the three months ended April 30, 2024 and 2023, respectively. This significant decrease in changes in assets and liabilities for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $186,000 for the three months ended April 30, 2024 compared to net cash used in investing activities of approximately $123,000 for the three months ended April 30, 2023. The decrease in net cash used in activities during the three months ended April 30, 2024 was due primarily due to capital improvements in the hotels.

Net cash used in financing activities totaled approximately ($243,000) and ($321,000), respectively, for the three months ended April 30, 2024 and 2023. The decrease of approximately $78,000 was primarily due to repayments on the Rare Earth Note Payable – Related Party, and Other Notes Payable.

Principal payments on mortgage notes payable for continuing operations was approximately $65,000 and $44,000 during the three months ended April 30, 2024 and 2023, respectively. Net payments and borrowings on other notes payable was approximately $0 and approximately ($100,000) during the three months ended April 30, 2024 and 2023, respectively.

Payments on notes payable–related party, was approximately $0 and ($27,000) of cash used in financing activities during the three months ended April 30, 2024 and 2023, respectively.

We had purchases of our IHT stock for cash for the three months ended April 30, 2024 of $25,493 and April 30, 2023 of $0.

During the three months ended April 30, 2024, our distributions to non-controlling interest holders was approximately $153,000 compared with approximately $149,000 for the three months ended April 30, 2023. We anticipate a reduction in distributions to non-controlling interest holders for the balance of the current Fiscal Year 2025.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of April 30, 2024, and 2023, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2024 and 2023, the Hotel spent approximately $151,000 and $108,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2024 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $106,000 and $116,000 for the three months ended April 30, 2024 and 2023, respectively.

We have minimum debt payments, net of debt discounts, of approximately $646,000 and approximately $248,000 due during Fiscal Years 2025 and 2026, respectively. Minimum debt payments due during Fiscal Year 2025 and 2026 include approximately $176,000 and $248,000 of mortgage notes payable, and approximately $470,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties.

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

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2024, filed with the SEC on April 8, 2024, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended April 30, 2024. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2024 or 2023. As of April 30, 2024, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

A reconciliation of net income (loss) attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2024 and 2023 is approximately as follows:

	For the Three Months Ended April 30,
	2024	2023
Net (loss) income attributable to controlling interests	$(149,000)	$237,000
Add back:
Depreciation	173,000	168,000
Interest expense	118,000	90,000
Less:
Interest Income	(15,000)	(18,000)
Adjusted EBITDA	$127,000	$477,000

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the three and three months ended April 30, 2024 and 2023:

	For the Three Months Ended April 30,
	2024	2023
Net (loss) income attributable to controlling interests	$(149,000)	$237,000
Add back:
Depreciation	173,000	168,000
Non-controlling interest	235,000	229,000
FFO	$259,000	$634,000

FUTURE POSITIONING

In viewing the hotel industry cycles, including the recent disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$995,573	$1,192,302	9,500,000
Tucson Oracle	6,008,182	7,993,614	18,500,000
	$7,003,755	$9,185,916	$28,000,000

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

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on April 8, 2024. The stock and unit Repurchase Program was highly successful during Fiscal Year 2024 (February 1, 2023 to January 31, 2024). We plan to continue the stock and unit buy backs in the current Fiscal Year 2025.

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

The Trust has purchased in addition approximately 575,000 shares of UniGen stock.

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

The total of all stock ownership upon conversion of the debenture and exercise of warrants could total up to 3 million UniGen shares, which could amount to approximately up to 20% or more of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,668,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $668,750 of UniGen Common Stock (575,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

Engineering work is largely complete on the prototype and has been placed on hold, while UniGen concentrates on its current round of capital raising. IHT may or may not participate in the upcoming round of capital raising including through the exercise of existing warrants, or purchase of additional convertible debentures.

UniGen is a high risk investment offering high potential investment return if and when successful.

Based on a 96 core “super computer “ simulated test together with advanced software, UniGen has confirmed that the UPI 1000TA engine with the addition of recent potential technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California. Recent projections of demand for electricity including electric vehicles and artificial intelligence indicates the market demand for electricity over the next five years in the U.S. may double.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of April 30, 2024.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of April 30, 2024.

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2024, and early Fiscal Year 2025. Additional strengthening may take place in the balance of the current Fiscal Year 2025, as well.

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2024 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the three months ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

For the three months ended April 30, 2024, the Trust repurchased 18,456 and 0 Shares of Beneficial Interest at an average price of $1.38 and $0 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management continues to believe the Trust share price does not recognize the Trust’s full value and/or full potential. During the three months ended April 30, 2024, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2024 (February 1, 2023 to January 31, 2024), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

Other Recent Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

INNSUITES HOSPITALITY TRUST

Date: June 18, 2024	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 18, 2024	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

