Form 10-Q
period 2024-07-31
INNSUITES HOSPITALITY TRUST
filed 2024-09-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

Commission File Number 1-07062

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2024, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $3,716,836.

Number of outstanding Shares of Beneficial Interest, without par value, as of September 16, 2024: 8,774,624.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2024	JANUARY 31, 2024
ASSETS
Current Assets:
Cash	$418,033	$1,325,368
Accounts Receivable	40,538	111,946
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	767,356	310,891
Total Current Assets	2,459,454	2,981,732
Property and Equipment, net	6,957,051	7,051,192
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,078,382	2,088,693
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	668,750	633,750
TOTAL ASSETS	$15,088,637	$15,680,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$918,183	$1,049,530
Current Portion of Mortgage Notes Payable, net of Discount	241,551	230,921
Current Portion of Notes Payable - Related Party	365,000	-
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	26,165	6,268
Total Current Liabilities	2,020,899	1,756,719
Mortgage Notes Payable, net of Discount	8,892,346	9,019,664
Operating Lease Liability, net of current portion	2,216,563	2,249,072
TOTAL LIABILITIES	13,129,808	13,025,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 8,988,804 shares issued and 8,763,485 and 8,791,822 shares outstanding at July 31, 2024 and January 31, 2024, respectively	6,421,402	7,039,055
Treasury Stock, 225,319 and 196,982 shares held at cost at July 31, 2024 and January 31, 2024, respectively	(917,425)	(872,238)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,503,977	6,166,817
NON-CONTROLLING INTEREST	(3,545,148)	(3,511,905)
TOTAL EQUITY	1,958,829	2,654,912
TOTAL LIABILITIES AND EQUITY	$15,088,637	$15,680,367

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS
	ENDED JULY 31,
	2024	2023
REVENUE
Room	$4,008,662	$3,864,842
Food and Beverage	48,263	28,705
Other	77,437	33,537
TOTAL REVENUE	4,134,362	3,927,084

OPERATING EXPENSES
Room	1,364,893	1,260,636
Food and Beverage	51,358	93,212
General and Administrative	1,125,721	1,223,827
Sales and Marketing	250,250	198,070
Repairs and Maintenance	215,535	211,460
Hospitality	308,852	231,697
Utilities	207,800	211,066
Depreciation	346,080	334,786
Real Estate and Personal Property Taxes, Insurance and Ground Rent	364,520	115,676
Other	14,863	16,213
TOTAL OPERATING EXPENSES	4,249,872	3,896,643
OPERATING LOSS	(115,510)	30,441
Other Income	14,828	18,815
Interest Income	15,151	33,637
TOTAL OTHER INCOME	29,979	52,452
Interest on Mortgage Notes Payable	235,280	242,040
Interest on Notes Payable - Related Party	-	-
Interest on Other Notes Payable	10,576	10,610
TOTAL INTEREST EXPENSE	245,856	252,650
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(331,387)	(169,757)
Employee Retention Credit	-	701,582
CONSOLIDATED NET (LOSS) INCOME	$(331,387)	$531,825
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$196,029	$286,164
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(527,416)	$245,661
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.06)	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,761,505	9,039,730

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS
	ENDED JULY 31,
	2024	2023
REVENUE
Room	$1,772,184	$1,686,384
Food and Beverage	25,609	11,119
Other	42,599	23,625
TOTAL REVENUE	1,840,392	1,721,128

OPERATING EXPENSES
Room	700,328	630,700
Food and Beverage	23,194	45,275
General and Administrative	519,267	604,089
Sales and Marketing	134,679	100,595
Repairs and Maintenance	109,638	95,303
Hospitality	154,123	111,286
Utilities	110,140	111,776
Depreciation	173,038	166,608
Real Estate and Personal Property Taxes, Insurance and Ground Rent	201,941	1,533
TOTAL OPERATING EXPENSES	2,126,348	1,867,165
OPERATING LOSS	(285,956)	(146,037)
Other Income	4,161	18,009
Interest Income	39	16,037
TOTAL OTHER INCOME	4,200	34,046
Interest on Mortgage Notes Payable	122,959	158,296
Interest on Notes Payable - Related Party	-	-
Interest on Other Notes Payable	5,287	4,322
TOTAL INTEREST EXPENSE	128,246	162,618
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(410,002)	(274,609)
Employee Retention Credit	-	350,791
CONSOLIDATED NET (LOSS) INCOME	$(410,002)	$76,182
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(39,119)	$57,327
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(370,883)	$18,855
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.04)	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,215,629	9,109,276

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Loss	-	(527,416)	-	-	(527,416)	196,029	(331,387)
Purchase of Treasury Stock	(28,337)	-	28,337	(45,187)	(45,187)	-	(45,187)
Dividends	-	(90,237)	-	-	(90,237)	-	(90,237)
Distribution to Non-Controlling Interests	-	-	-	-	-	(229,272)	(229,272)
Balance, July 31, 2024	8,763,485	$6,421,402	225,319	$(917,425)	$5,503,977	$(3,545,148)	$1,958,829

FOR THE SIX MONTHS ENDED JULY 31, 2023

	Shares of Beneficial Interest			Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount		Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148		150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	245,661		-	-	245,661	286,164	531,825
Purchase of Treasury Stock	(103,322)	-		103,322	(226,180)	(226,180)	-	(226,180)
Shares of Beneficial Interest Issued for Services Rendered	46,000	23,147		-	-	23,147	-	23,147
Dividends	-	(90,062)		-	-	(90,062)	-	(90,062)
Reconciliation of Treasury Shares	-	-		(218,785)	-	-	-	-
Distribution to Non-Controlling Interests	-		-	-	-	-	(346,342)	(346,342)
Balance, July 31, 2023	8,953,587	$7,170,894		35,217	$(643,280)	$6,527,614	$(2,953,081)	$3,574,533

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS
	ENDED JULY 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss (Income)	$(331,387)	$531,825
Adjustments to Reconcile Consolidated Net Income to Net Cash (Used In) Provided By Operating Activities:
Employee Retention Credit	-	1,123,048
Stock-Based Compensation	-	23,147
Depreciation	346,080	334,786
Changes in Assets and Liabilities:
Accounts Receivable	71,408	(68,299)
Income Tax Receivable	-	-
Prepaid Expenses and Other Assets	(456,465)	(187,521)
Operating Lease	(2,301)	(2,296)
Finance Lease	-	(1,284)
Accounts Payable and Accrued Expenses	(131,347)	(314,522)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(504,012)	1,438,884

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(251,939)	(247,194)
Payments on Investments in Unigen	(35,000)	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	(286,939)	(277,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(116,688)	(111,605)
Borrowings (Payments) on Notes Payable - Related Party	365,000	(100,000)
Payments on Other Notes Payable	-	-
Payment of Dividends	(90,237)	(90,062)
Distributions to Non-Controlling Interest Holders	(229,272)	(346,342)
Repurchase of Treasury Stock	(45,187)	(226,180)
NET CASH USED IN FINANCING ACTIVITIES	(116,384)	(874,189)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(907,335)	287,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,325,368	2,111,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418,033	$2,398,884

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2024 AND JANUARY 31, 2024

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024 AND 2023

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2024, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $668,750 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of July 31, 2024 and January 31, 2024, respectively. The Trust’s weighted average ownership for the three months ended April, 2024 and 2023 was 75.89%, respectively. As of July 31, 2024, the Partnership owned a 51.62% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i)	Indirect ownership is through the Partnership

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On July 31, 2024 and January 31, 2024, 211,755 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of July 31, 2024 and January 31, 2024, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on July 31, 2024 and January 31, 2024, the limited partners in the Partnership would receive 3,185,793 and 3,174,041 Shares of Beneficial Interest of the Trust. As of July 31, 2024, and January 31, 2024, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

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

As of July 31, 2024, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of July 31, 2024, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of July 31, 2024.

With approximately $418,000 of cash, as of July 31, 2024, the availability of $2,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the six months ended July 31, 2024, are not necessarily indicative of the results that may be expected for the Fiscal year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2024.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. The Trust changed Auditors and Transfer Agents in the Second Fiscal Quarter (May 1, 2024 to July 31, 2024). Other than these, and those events disclosed indicating the recovery of economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended July 31, 2024.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $8,000 in the allowance for doubtful accounts for the six months ended July 31, 2024 and the Fiscal Year ended January 31, 2024.

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

NET INCOME PER SHARE

Basic and diluted net income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,185,793 Shares of the Beneficial Interest, as discussed in Note 1.

For the six months ended July 31, 2024 and 2023, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the years ended July 31, 2024 and 2023, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six months ended July 31, 2024 and 2023 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for operations totaled approximately $180,000 and $165,000 for the six months ended July 31, 2024 and 2023, respectively.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total approximately 2 million UniGen shares, which amounts up to approximately 20% of fully diluted UniGen equity.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT could hold up to approximately 20% of UniGen fully diluted equity ownership.

During the Fiscal year ended January 31, 2024, the Trust reinvested $45,000 of interest income to exercise 45,000 warrants for 45,000 shares of common stock in UniGen.

During the First Fiscal Quarter (February 1, 2024 to April 30, 2024), three months ended April 30, 2024, the Trust reinvested $35,000 of interest income to exercise 35,000 warrants for 35,000 shares of common stock in UniGen.

During the Second Fiscal Quarter (May 1, 2024 to July 31, 2024), three months ended July 31, 2024, the Trust did not receive any interest income from UniGen, and thus did not exercise any warrants for additional shares of common stock in UniGen.

As of July 31, 2024, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the developmental R&D phase.

UniGen Power Inc. (UPI), management progress of the UPI efficient clean energy innovation:

1. UniGen largely completed engineering, and is now focused on raising additional capital, which is an ongoing process. IHT may/may not participate.

2. Due to global travel and economic events, an increasingly unreliable American power grid, increasing demand for electric vehicles, increasing demand for data center power, Artificial Intelligence electricity demand, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and is projected to double over the next five years. Accordingly, UniGen previosuly increased the MSP planned power plant price. The initial order for thirty units has been reaffirmed.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They have two of the seven Board of Directors seats or 28% and were elected in December 2019 to serve on the board of UniGen to monitor the success of this potentially power industry disruptive relatively clean energy generation innovation.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the six months ending July 31, 2024 and 2023, the Trust sold 0 units for $10,000 per unit, respectively.

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

For the Albuquerque entity, three Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2024 for $30,000. As of July 31, 2024 and January 31, 2024, respectively, the Trust held a 21.90% and 21.50% ownership interest, or 132.5 and 129 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 77.93% and 78.33% interest, or 471.50 and 470 Class A units.

For the Tucson entity, as of July 31, 2024 and January 31, 2024, respectively, the Partnership held a 51.62% and 51.01% ownership interest, or 413.50 and 404 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% and 0.38% interest, or 3 Class C units, and other parties held a 48.13% and 48.61% interest, or 385.5 and 385 Class A units.

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

During the six months ended July 31, 2024 and the Fiscal Year ended January 31, 2024, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of July 31, 2024, and January 31, 2024, hotel properties consisted of the following:

HOTEL SEGMENT

	July 31, 2024	January 31, 2024
Land	$2,500,000	$2,500,000
Building and improvements	11,191,555	11,094,373
Furniture, fixtures and equipment	4,612,509	4,450,747
Total hotel properties	18,304,064	18,045,120
Less accumulated depreciation	(11,371,603)	(11,028,366)
Hotel properties, net	6,932,461	7,016,754

As of July 31, 2024, and January 31, 2024, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E

	July 31, 2024	January 31, 2024
Land	$-	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	475,545
Less accumulated depreciation	(443,950)	(441,107)
Property, Plant and Equipment, net	$24,590	$34,438

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of July 31, 2024, the mortgage loan balance was approximately $7,954,000, net of financing fees of approximately $91,000. The mortgage note payable is due in monthly installments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2024, the mortgage loan balance was approximately $1,180,000, net of financing fees of approximately $10,000. The mortgage note payable is due in monthly installments of $9,217 per month.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2024, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of July 31, 2024, and January 31, 2024, the Trust had an amount receivable of approximately $365,000 and $0, respectively. During the six months ended July 31, 2024 and 2023, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of July 31, 2024, the Trust and the RRF Partnership had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand upon 90 days written notice, or in December 2024, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of July 31, 2024.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 4.5%, interest only, payable monthly. The loan has been subsequently extended to December 2024. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of July 31, 2024.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2024 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2025	117,318	470,000	365,000	952,318
2026	247,906	-	-	247,906
2027	260,999	-	-	260,999
2028	263,125	-	-	263,125
2029	274,685	-	-	274,685
Thereafter	7,969,864	-		7,969,864
	$9,133,897	$470,000	$365,000	$9,968,897

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

For the six months ended July 31, 2024 and 2023, the Trust repurchased 28,337 and 103,322 Shares of Beneficial Interest at an average price of $1.59 and $2.19 per share, respectively. The average price paid includes brokerage commissions. The Trust has currently paused any additional repurchasing Shares of Beneficial Interest.

11. RELATED PARTY TRANSACTIONS

As of July 31, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of July 31, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 6,250,296 Shares of Beneficial Interest in the Trust, which represented 73.20% and 73.04% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2024, and January 31, 2024, the Trust owned 75.89% of the Partnership. As of July 31, 2024, the Partnership owned a 51.62% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $245,000 and $250,000 in cash for interest for the six months ended July 31, 2024 and 2023, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the six months ended July 31, 2024 and 2023, respectively. Cash paid for taxes for the six months ended July, 2024 and 2023 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2024 and January 31, 2024, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $92,000 and $97,000 for the six months ended July 31, 2024 and 2023, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2023. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Trust’s lease costs for the six months ended July 31, 2024:

For the Six Months Ended July 31, 2024
Operating Lease Costs:
Operating lease cost*	72,620

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Six Months Ended
July 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,301)

Lease obligations:
Operating leases, net	$2,242,728
Long-term obligations	$2,216,563

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2024
Operating leases	32

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of July 31, 2024 are as follows:

For the Period Ending July 31,
2025	$67,177
2026	134,367
2027	134,379
2028	134,391
2029	134,403
Thereafter	3,992,855
Total minimum lease payments	$4,597,572
Less: amount representing interest	2,354,844
Total present value of minimum payments	2,242,728
Less: current portion	$26,165
Long term portion of operating lease liability	2,216,563

15. SHARE-BASED PAYMENTS

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

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has matured. However, IHT is currently in discussions for a further extension/modification due to the Covid disruption.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2025	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable.

As of July 31, 2024, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

19. EMPLOYEE RETENTION TAX CREDIT

The Trust participated in Economic Relief through a Credit allowed for Entities that suffered financial hardship during the Covid-19 Pandemic, under the CARES (The Coronavirus Aid, Relief, and Economic Security) Act (2020), and The Consolidated Appropriations Act (2021). Both provided fast and direct economic assistance for American workers, families, small businesses, and industries, by the U.S. Department of the Treasury along with Congress. This Credit was available for all Entities impacted by the Virus and who paid Employment Taxes, while working to remain solvent and viable. It is a fully refundable tax credit for Eligible Employers that paid employees to carry on a trade or business that was partially or fully suspended during any calendar year 2020; or that experienced significant decline in gross receipts during any calendar quarter in 2020, due to COVID-19.

As a result of both legislative acts, the Trust has been and/or is expected to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and/or Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2024. As of July 31, 2024, IHT has received approximately $1.5 million, and is expected to receive additional funds during the Fiscal Year ended January 31, 2025.

20. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2024 and 2023, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on February 5, 2024, as well as July 31, 2024.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

Subsequent to the Fiscal Year ended January 31, 2024 the Trust repurchased 28,937 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $42,541.

Subsequent to the Fiscal Second Quarter ended July 31, 2024, the Trust repurchased 9,081 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $12,921.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the Fiscal Year ended January 31, 2024. Increased record revenue and Gross Operating Profit (GOP), results are expected for the two hotels, during the Fiscal Year 2025, ending January 31, 2025. IHT reported a strong annual improvement of results in Fiscal Year 2024, (February 1, 2023, to January 31, 2024), with Net Income Attributable to Controlling Interests of $203,880. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.02. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 5% from the same prior Fiscal Year total of $7.1 million. Consolidated Net Income before non-cash depreciation expense was $956,333 for the Fiscal Year ended January 31, 2024. IHT hotel operations contributed to a solid start in the current 2025 Fiscal Year (February 1, 2024 through January 31, 2025), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February through August of the current Fiscal Year. Combined Revenue for both hotels surpassed $4.6 million for the first seven months of Fiscal 2025, a new combined record level. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to rebound and thrive.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On July 31, 2024, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At July 31, 2024, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.62% interest in the Tucson, Arizona Hotel.

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

The following tables show historical financial and other information for the periods indicated:

Albuquerque	For the Six Months Ended July 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	89.86%	91.60%	-1.74%	-1.90%
Average Daily Rate (ADR)	$101.88	$97.05	$4.83	4.97%
Revenue Per Available Room (REVPAR)	$91.55	$88.90	$2.65	2.98%

Tucson	For the Six Months Ended July 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	77.42%	77.38%	0.04%	0.05%
Average Daily Rate (ADR)	$96.23	$93.18	$3.05	3.27%
Revenue Per Available Room (REVPAR)	$74.50	$72.10	$2.40	3.33%

Combined	For the Six Months Ended July 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	82.58%	83.26%	-0.68%	-0.81%
Average Daily Rate (ADR)	$98.78	$94.95	$3.83	4.03%
Revenue Per Available Room (REVPAR)	$81.57	$79.07	$2.50	3.16%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2024 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2024.

A summary of total operating results of the Trust for the twelve month trailing periods ended July 31, 2024 and 2023 is as follows:

	FY 2024/2025	FY 2023/2024	Change	% Change
Total Revenues	$7,691,676	$7,237,569	$454,107	6%
Operating Expenses	8,558,603	7,658,155	900,448	12%
Operating Loss	(866,927)	(420,586)	(446,341)	(106)%
Interest Income and Other	74,122	88,331	(14,209)	(16)%
Interest Expense	(494,913)	(524,875)	29,962	6%
Employee Retention Benefit	701,582	1,403,164	(701,582)	50%
Sales and Occupancy Taxes	-	-	-	0%
Income Tax Benefit	100	93,497	(93,397)	(100)%
Consolidated Net Loss (Inome)	(586,036)	639,531	(1,225,567)	(192)%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2024 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2023

A summary of total operating results of the Trust for the six months ended July 31, 2024 and 2023 is as follows:

	For the Six Months Ended July 31,
	2024	2023	Change	% Change
Total Revenues	$4,134,362	$3,927,084	$207,278	5%
Operating Expenses	4,249,872	3,896,643	353,229	9%
Operating (Loss) Income	(115,510)	30,441	(145,951)	(479)%
Interest Income and Other	29,979	52,452	(22,473)	(43)%
Interest Expense	(245,856)	(252,650)	6,794	3%
Employee Retention Benefit	-	701,582	(701,582)	(100)%
Consolidated Net (Loss) Income	(331,387)	531,825	(863,212)	(162)%

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

REVENUE:

For the six months ended July 31, 2024, we had total revenue of approximately $4.01 million compared to approximately $3.65 million for the six months ended July 31, 2024, an increase of approximately $0.1 million. In the prior fiscal years ended January 31, 2024, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the six months ended July 31, 2024, we had an increase in total revenue resulting from the recovery of demand, and benefitting from prior refurbishments.

Total Consolidated Net Loss for the six months ended July 31, 2024 was approximately $331,000 compared to Total Consolidated Net Income of approximately $532,000 for the six months ended July 31, 2023, a decrease of approximately $863,000. Earnings Per Share based on this Consolidated Net Loss amount were ($0.04), down $0.10 from the prior year of $0.06, which is a decrease of 164%. Earnings Per Share based on net loss attributable to Controlling Interest was ($0.06), down $0.09 from the prior year of $0.03, which is a decrease of 301%.

Total Trust Equity decreased to approximately $1,959,000 at the end of Fiscal Second Quarter 2024, down approximately $1.6 million, from the approximately $3,574,000 reported at the end of the first 6 months in the prior fiscal year 2023. Net Loss before non-cash depreciation expense was approximately $181,000 for the six months ended July 31 2024, compared to Net Income before non-cash depreciation expense of approximately $580,000 for the six months ended July 31, 2023, which is an decrease of approximately $762,000.

We realized a 4% increase in room revenues during the six months ended July 31, 2024 as room revenues were approximately $4.01 million for the six months ending July 31, 2024 as compared to approximately $3.86 million for the six months ending July 31, 2023. During Fiscal Year 2025, we expect additional modest improvements in hotel occupancy, and modest improvements in hotel rates.

EXPENSES:

Total expenses net of interest expense was approximately $4.25 million for the six months ended July 31, 2024 reflecting an increase of approximately $0.35 million, or 9%, compared to total expenses net of interest expense of approximately $3.90 million for the six months ended July 31, 2023. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.36 million for the six months ended July 31, 2024 compared to approximately $1.26 million in the prior year six month period for an increase of approximately $104,000, or 8%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2024, food and beverage expenses decreased approximately $42,000, or 45%, to approximately $51,000 for the six months ended July 31, 2024, compared to approximately $93,000 for the six months ended July 31, 2023. The decrease in cost is due to the careful management of food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.12 million for the six months ended July 31, 2024, decreased approximately $98,000 from approximately $1.22 million for the six months ended July 31, 2023 primarily due to cost cuts in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $52,000, or 26%, to approximately $250,000 for the six months ended July 31, 2024 from approximately $198,000 for the six months ended July 31, 2023. Increased focus on sales and marketing due to the rebound in hotel occupancy drove the increase.

Repairs and maintenance expense remained relatively flat from approximately $215,000 reported for the six months ended July 31, 2024 compared to approximately $211,000 for the six months ended July 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $77,000, or 33%, from $232,000 for the six months ended July 31, 2023 to approximately $309,000 for the six months ended July 31, 2024.

Utility expense remained relatively flat from approximately $208,000 reported for the six months ended July 31, 2024 compared to approximately $211,000 for the six months ended July 31, 2023.

Hotel property depreciation expenses increased by approximately $11,000 from approximately $335,000 reported for the six months ended July 31, 2023 compared to approximately $346,000 for the six months ended July 31, 2024. Increased depreciation resulted from additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $249,000, or 215%, to approximately $364,000 reported for the six months ended July 31, 2024 compared with approximately $116,000 for the six months ended July 31, 2023 due to adjustments in our operating lease accounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2024 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2023

A summary of total operating results of the Trust for the three months ended July 31, 2024 and 2023 is as follows:

	For the Three Months Ended July 31,
	2024	2023	Change	% Change
Total Revenues	$1,840,392	$1,721,128	$119,264	7%
Operating Expenses	2,126,348	1,867,165	(259,183)	(14)%
Operating Loss	(285,956)	(146,037)	(139,919)	(96)%
Interest Income	4,200	34,046	(29,846)	(88)%
Interest Expense	(128,246)	(162,618)	34,372	21%
Employee Retention Benefit	-	350,791	(350,791)	(100)%
Consolidated Net (Loss) Income	(410,002)	76,182	(486,184)	(638)%

REVENUE:

For the three months ended July 31, 2024, we had total revenue of approximately $1.77 million compared to approximately $1.69 million for the three months ended July 31, 2023, an increase of approximately $0.01 million. In the prior fiscal years ended January 31, 2023, 2022 and 2020, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended July 31, 2024, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Loss for the three months ended July 31, 2024 was approximately $410,000 compared to Total Consolidated Net Income of approximately $76,000 for the three months ended July 31, 2023, a decrease of approximately $486,000. Earnings Per Share based on this Consolidated Net Loss amount were $0.04, down $0.04 from the prior year of $0.00. Earnings Per Share based on net loss attributable to Controlling Interest was $0.04, down from the prior year similar three month period of $0.00.

Net Loss before non-cash depreciation expense was approximately $237,000 for the three months ended July 31 2024, compared to Net Income before non-cash depreciation expense of approximately $243,000 for the three months ended July 31, 2023, which is a decrease of approximately $480,000.

We realized a 5% increase in room revenues during the three months ended July 31, 2024 as room revenues were approximately $1.77 million for the three months ending July 31, 2024 as compared to approximately $1.69 million for the three months ending July 31, 2023. During Fiscal Year 2024, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $2.13 million for the three months ended July 31, 2024 reflecting a increase of approximately $0.26 million, or 14%, compared to total expenses net of interest expense of approximately $1.87 million for the three months ended July 31, 2023.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $700,000 for the three months ended July 31, 2024 compared to approximately $631,000 in the prior year three month period for an increase of approximately $69,000, or 11%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2024, food and beverage expenses decreased approximately $22,000, or 49%, to approximately $23,000 for the three months ended July 31, 2024, compared to approximately $45,000 for the three months ended July 31, 2023.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $519,000 for the three months ended July 31, 2024, decreased approximately $85,000 from approximately $604,000 for the three months ended July 31, 2023 primarily due to cuts charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $34,000, or 34%, to approximately $135,000 for the three months ended July 31, 2024 from approximately $101,000 for the three months ended July 31, 2023.

Repairs and maintenance expense increased from approximately $95,000 reported for the three months ended July 31, 2023 compared to approximately $110,000 for the three months ended July 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $43,000, or 39%, from $111,000 for the three months ended July 31, 2023 to approximately $154,000 for the three months ended July 31, 2024. The increase was primarily due to COVID-19 reduction of regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expense remained relatively flat from approximately $110,000 reported for the three months ended July 31, 2024 compared to approximately $112,000 for the three months ended July 31, 2023.

Hotel property depreciation expenses increased by approximately $6,000 from approximately $167,000 reported for the three months ended July 31, 2023 compared to approximately $173,000 for the three months ended July 31, 2024. Increased depreciation resulted from additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $200,000, or 100%, to approximately $202,000 reported for the three months ended July 31, 2024 compared with approximately $2,000 for the three months ended July 31, 2023 due to adjustments in our operating lease accounts.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel and quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include potential intercompany loan repayments, potential future real estate hotel sales, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt including repayment of intercompany loan from Tucson.

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2024, and the First Two Fiscal Quarters of Fiscal 2025, ended July 31, 2024, as the travel industry continued to rebound.

With approximately $0.4 million of cash as of July 31, 2024 and the availability of three $250,000 bank lines of credit, and $2,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy investment cash flow as our diversification investment matures. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to fully use its available cash and/or revenues to rebuild market share as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended July 31, 2024.

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

We anticipate steady leisure travel demand, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2025, and accordingly we anticipate a continued increase of revenues. We expect challenges for the remaining Fiscal Year to be the economy, inflation, and cost control. Travel, leisure, corporate, group, and government business continued to grow and may further increase room rates while maintaining and/or building market share in Fiscal Year 2025.

Cash used in operating activities from continuing operations totaled approximately $504,000 during the six months ended July 31, 2024 as compared to net cash provided of approximately $1,439,000 during the six months ended July 31, 2023. Consolidated net loss was approximately $331,000 for the six months ended July 31, 2024 as compared to consolidated net income for the six months ended July 31, 2023 of approximately $532,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the six months ended July 31, 2024 and 2023, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $346,000 during the six months ended July 31, 2024 compared to approximately $335,000 during the six months ended July 31, 2023, an increase of $11,000 as the Trust recognized additional depreciation due to capital expenditures.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($519,000) and ($574,000) for the six months ended July 31, 2024 and 2023, respectively. This significant decrease in changes in assets and liabilities for the six months ended July 31, 2024 compared to the six months ended July 31, 2023 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $287,000 for the six months ended July 31, 2024 compared to net cash used in investing activities of approximately $277,000 for the six months ended July 31, 2023. The increase in net cash used in activities during the six months ended July 31, 2024 was due primarily due to improvements and additions to the hotel properties.

Net cash used in financing activities totaled approximately ($116,000) and ($874,000), respectively, for the six months ended July 31, 2024 and 2023. The decrease of approximately ($758,000) was primarily due to borrowing on Notes Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $117,000 and $112,000 during the six months ended July 31, 2024 and 2023, respectively.

Net payments and borrowings on other notes payable was $0 during the six months ended July 31, 2024 and 2023.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $365,000 and ($100,000) of cash used in financing activities during the six months ended July 31, 2024 and 2023, respectively.

During the six months ended July 31, 2024, our repurchase of treasury stock was approximately $45,000 compared with approximately $226,000 for the six months ended July 31, 2023.

During the six months ended July 31, 2024, our distributions to non-controlling interest holders was approximately $229,000 compared with approximately $346,000 for the six months ended July 31, 2023.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of July 31, 2024, and 2023, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2024 and 2023, the Hotel spent approximately $252,000 and $247,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2024 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $215,000 and $211,000 for the six months ended July 31, 2024 and 2023, respectively.

We have minimum debt payments, net of debt discounts, of approximately $952,000 and approximately $248,000 due during Fiscal Years 2025 and 2026, respectively. Minimum debt payments due during Fiscal Year 2025 and 2026 include approximately $117,000 and $248,000 of mortgage notes payable, and approximately $470,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high Gross Operating Profit (GOP Profits), in Fiscal Year 2024 (February 1, 2023 to January 31, 2024), substantially higher than both Covid and Pre-Covid GOP Profits. This gross operating profit is growing even more due to cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Certain hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months. Supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The continued recovery has and is benefiting our hotels in the First Two Fiscal Quarters of 2025, February 1, 2024 to July 31, 2024. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2025, through January 31, 2025.

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

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2024, filed with the SEC on April 8, 2024, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended July 31, 2024. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the six months ended July 31, 2024 or 2023. As of July 31, 2024, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell both hotels over the next 36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value.

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

Results attributable to controlling interests to Adjusted EBITDA for the six and three months ended July 31, 2024 and 2023 is approximately as follows:

	For the Six Months Ended July 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(527,000)	$246,000
Add back:
Depreciation	346,000	335,000
Interest expense	246,000	253,000
Less:
Interest Income	(15,000)	(52,000)
Adjusted EBITDA	$50,000	$782,000

	For the Three Months Ended July 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(371,000)	$19,000
Add back:
Depreciation	173,000	167,000
Interest expense	128,000	163,000
Less:
Interest Income	-	(34,000)
Adjusted EBITDA	$(70,000)	$315,000

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

An approximate reconciliation of results attributable to controlling interests to FFO for the six and three months ended July 31, 2024 and 2023:

	For the Six Months Ended July 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(527,000)	$246,000
Add back:
Depreciation	346,000	335,000
Non-controlling interest	196,000	286,000
FFO	$15,000	$867,000

	For the Three Months Ended July 31,
	2024	2023
Net (Loss) income attributable to controlling interests	$(371,000)	$19,000
Add back:
Depreciation	346,000	335,000
Non-controlling interest	(39,000)	57,000
FFO	$(64,000)	$411,000

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

		Mortgage	Estimated Market
Hotel Property	Book Value	Balance	Asking Price
Albuquerque	$977,655	$1,180,129	9,500,000
Tucson Oracle	5,954,806	7,953,768	18,500,000
	$6,932,461	$9,133,897	$28,000,000

The “Estimated Market Asking Price” is the amount at which we believe we may be able to sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed hotel properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets, the Tucson and Albuquerque hotels, have an estimated market asking price that is reasonable in relation to its current fair market value. We plan to sell our remaining two Hotel properties within 36 months. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2024, ended January 31, 2024, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2025, rates are more stable.

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

UniGen had agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Currently, there is no outstanding balance at this time.

The total of all stock ownership upon conversion of the debenture and exercise of warrants could amount to approximately up to 20% of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,668,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $668,750 of UniGen Common Stock (575,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

Privately held UniGen Power, Inc. (UniGen) is developing a patented high profit potential (high risk), new efficient clean energy generation innovation. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

Engineering work is largely complete on the prototype. UniGen is currently concentrating on its current round of capital raising. IHT may or may not participate in the upcoming round of capital raising. UniGen is a high risk investment offering high potential investment return if and when successful

Based on a 96 core “super computer” simulated test together with advanced software, UniGen has confirmed that the UPI 1000TA engine with the addition of recent potential technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California. Recent projections of demand for electricity including electric vehicles and artificial intelligence indicates the market demand for electricity over the next five years in the U.S. may double.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of July 31, 2024.

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

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2024 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

For the six months ended July 31, 2023 and 2022, the Trust repurchased 28,337 and 103,322 Shares of Beneficial Interest at an average price of $1.59 and $2.19 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During Fiscal Year 2024 (February 1, 2023 to January 31, 2024), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: September 16, 2024	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 16, 2024	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

