Form 10-Q
period 2024-10-31
INNSUITES HOSPITALITY TRUST
filed 2024-12-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2024

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 16, 2024: 8,763,485.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2024	JANUARY 31, 2024
ASSETS
Current Assets:
Cash	$451,905	$1,325,368
Accounts Receivable	48,359	111,946
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	709,772	310,891
Total Current Assets	2,443,563	2,981,732
Property and Equipment, net	6,863,255	7,051,192
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,073,111	2,088,693
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	668,750	633,750
TOTAL ASSETS	$14,973,679	$15,680,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$773,454	$1,049,530
Current Portion of Mortgage Notes Payable, net of Discount	241,709	230,921
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	19,743	6,268
Total Current Liabilities	1,504,906	1,756,719
Notes Payable - Related Party	749,950	-
Mortgage Notes Payable, net of Discount	8,851,475	9,019,664
Operating Lease Liability, net of current portion	2,216,563	2,249,072
TOTAL LIABILITIES	13,322,894	13,025,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 8,988,804 shares issued and 8,763,485 and 8,791,822 shares outstanding at October 31, 2024 and January 31, 2024, respectively	6,137,160	7,039,055
Treasury Stock, 225,319 and 196,982 shares held at cost at October 31, 2024 and January 31, 2024, respectively	(917,425)	(872,238)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,219,735	6,166,817
NON-CONTROLLING INTEREST	(3,568,950)	(3,511,905)
TOTAL EQUITY	1,650,785	2,654,912
TOTAL LIABILITIES AND EQUITY	$14,973,679	$15,680,367

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2024	2023
REVENUE
Room	$5,764,638	$5,644,555
Food and Beverage	71,220	38,484
Other	123,632	68,544
TOTAL REVENUE	5,959,490	5,751,583

OPERATING EXPENSES
Room	1,935,206	1,866,195
Food and Beverage	71,567	138,532
General and Administrative	1,662,161	1,774,858
Sales and Marketing	349,245	294,288
Repairs and Maintenance	313,340	338,323
Hospitality	450,654	346,086
Utilities	312,165	315,530
Depreciation	520,847	502,097
Real Estate and Personal Property Taxes, Insurance and Ground Rent	575,274	278,523
Other	22,740	26,970
TOTAL OPERATING EXPENSES	6,213,199	5,881,402
OPERATING LOSS	(253,709)	(129,819)
Other Income	19,649	32,806
Interest Income	15,151	33,872
TOTAL OTHER INCOME	34,800	66,678
Interest on Mortgage Notes Payable	321,778	361,641
Interest on Other Notes Payable	16,059	15,898
TOTAL INTEREST EXPENSE	337,837	377,539
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(556,746)	(440,680)
Employee Retention Credit	-	1,052,373
CONSOLIDATED NET (LOSS) INCOME	$(556,746)	$611,693
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$254,912	$314,808
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(811,658)	$296,885
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.09)	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,781,199	9,111,614

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2024	2023
REVENUE
Room	$1,755,976	$1,779,713
Food and Beverage	22,957	9,779
Other	46,195	35,007
TOTAL REVENUE	1,825,128	1,824,499

OPERATING EXPENSES
Room	570,313	605,559
Food and Beverage	20,209	45,320
General and Administrative	536,440	551,031
Sales and Marketing	98,995	96,218
Repairs and Maintenance	97,805	126,863
Hospitality	141,802	114,389
Utilities	104,365	105,001
Depreciation	174,767	167,311
Real Estate and Personal Property Taxes, Insurance and Ground Rent	210,754	162,847
TOTAL OPERATING EXPENSES	1,955,450	1,974,539
OPERATING LOSS	(130,322)	(150,040)
Other Income	4,821	13,991
Interest Income	-	235
TOTAL OTHER INCOME	4,821	14,226
Interest on Mortgage Notes Payable	86,498	119,601
Interest on Other Notes Payable	5,483	5,288
TOTAL INTEREST EXPENSE	91,981	124,889
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(217,482)	(260,703)
Employee Retention Credit	-	350,791
CONSOLIDATED NET (LOSS) INCOME	$(217,482)	$90,088
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$58,883	$28,644
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(276,365)	$61,444
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.03)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,820,159	9,215,629

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss	-	(386,743)	-	-	(386,743)	(39,119)	(425,862)
Purchase of Treasury Stock	(9,881)	-	9,881	(19,694)	(19,694)	-	(19,694)
Dividends	-	(90,237)	-	-	(90,237)	-	(90,237)
Distribution to Non-Controlling Interests	-	-	-	-	-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,421,402	225,319	$(917,425)	$5,503,977	$(3,545,148)	$1,958,829

Net Loss	-	(276,365)	-	-	(276,365)	58,883	(217,482)
Distribution to Non-Controlling Interests	-	-	-	-	-	(82,685)	(82,685)
Balance, October 31, 2024	8,763,485	$6,137,160	225,319	$(917,425)	$5,219,735	$(3,568,950)	$1,650,785

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2023

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	226,388	-	-	226,388	228,837	455,225
Shares of Beneficial Interest Issued for Services Rendered	-	19,760	-	-	19,760	-	19,760
Distribution to Non-Controlling Interests	-	-	-	-	-	(149,439)	(149,439)
Balance, April 30, 2023	9,010,909	$7,248,516	150,680	$(417,100)	$6,831,416	$(2,813,505)	$4,017,911

Net Income	-	9,053	-	-	9,053	57,327	66,380
Purchase of Treasury Stock	(103,322)	-	103,322	(226,180)	(226,180)	-	(226,180)
Shares of Beneficial Interest Issued for Services Rendered	46,000	3,387	-	-	3,387	-	3,387
Dividends	-	(90,062)	-	-	(90,062)	-	(90,062)
Reconciliation of Treasury Shares	-	-	(218,785)	-	-	-	-
Distribution to Non-Controlling Interests	-	-	-	-	-	(196,903)	(196,903)
Balance, July 31, 2023	8,953,587	$7,170,894	35,217	$(643,280)	$6,527,614	$(2,953,081)	$3,574,533

Net Income	-	61,444	-	-	61,444	28,644	90,088
Purchase of Treasury Stock	(120,416)	-	130,416	(172,984)	(172,984)	-	(172,984)
Distribution to Non-Controlling Interests	-	-	-	-	-	(222,880)	(222,880)
Balance, October 31, 2023	8,833,171	$7,222,118	165,633	$(816,264)	$6,405,854	$(3,147,317)	$3,258,537

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss (Income)	$(556,746)	$611,693
Adjustments to Reconcile Consolidated Net Income to Net Cash (Used In) Provided By Operating Activities:
Employee Retention Credit	-	871,219
Stock-Based Compensation	-	23,147
Depreciation	520,847	502,097
Changes in Assets and Liabilities:
Accounts Receivable	63,587	49,698
Prepaid Expenses and Other Assets	(398,881)	(231,388)
Operating Lease	(3,452)	(3,443)
Finance Lease	-	(2,065)
Accounts Payable and Accrued Expenses	(276,076)	(309,808)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(650,721)	1,511,150

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(332,910)	(360,083)
Payments on Investments in UniGen	(35,000)	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	(367,910)	(390,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(157,401)	(169,326)
Borrowings (Payments) on Notes Payable - Related Party	749,950	(100,000)
Payment of Dividends	(90,237)	(90,062)
Distributions to Non-Controlling Interest Holders	(311,957)	(569,222)
Repurchase of Treasury Stock	(45,187)	(399,164)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	145,168	(1,327,774)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(873,463)	(206,707)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,325,368	2,111,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451,905	$1,904,676

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2024, AND JANUARY 31, 2024

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2024, AND 2022

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2024, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $668,750 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited liability limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of October 31, 2024 and January 31, 2024, respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2024 and 2023 was 75.89%, respectively. As of October 31, 2024, the Partnership owned a 51.62% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Liability Limited Partnership, an IHT subsidiary, manages the Hotels’ daily operations under 2 management agreements. RRF also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust and RRF LLLP have been eliminated in consolidation.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.90%	-
Tucson Hospitality Properties, LLLP	-	51.62%
RRF LLLP	75.89%	-

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Liability Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On October 31, 2024 and January 31, 2024, 211,755 and 200,003 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of October 31, 2024 and January 31, 2024, 2,974,038 Class B Partnership units were outstanding, owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on October 31, 2024 and January 31, 2024, the limited partners in the Partnership would receive 3,185,793 and 3,174,041 Shares of Beneficial Interest of the Trust, respectively. As of October 31, 2024, and January 31, 2024, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

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

At a future date, the Trust may receive cash from energy operations and/or full or partial sale of one or both hotels, and/or full or partial sale of its UniGen diversification investment.

As of October 31, 2024, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $750,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of October 31, 2024, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of October 31, 2024.

With approximately $452,000 of cash, as of October 31, 2024, the availability of $1,250,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the Fiscal Nine Months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2024.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended October 31, 2024.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $4,000 in the allowance for doubtful accounts for the periods ended October 31, 2024 and January 31, 2024.

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

For the Fiscal Nine Months ended October 31, 2024 and 2023, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the Fiscal Third Quarter, Fiscal Three Months ended October 31, 2024 and 2023, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended October 31, 2024 and 2023 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for operations totaled approximately $54,000 and $77,000 for the three months ended October 31, 2024 and 2023 respectively, and $153,000 and $242,000 for the nine months ended October 31, 2024 and 2023, respectively.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total approximately 2 million UniGen shares, which amounts up to approximately 15-20% of fully diluted UniGen equity.

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

During the Second Fiscal Quarter (May 1, 2024 to July 31, 2024), three months ended July 31, 2024, as well as the Third Fiscal Quarter (August 1, 2024 to October 31, 2024), three months ended October 31, 2024, the Trust did not receive any interest income from UniGen, and thus did not exercise any warrants for additional shares of common stock in UniGen.

As of October 31, 2024, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the developmental R&D phase.

UniGen Power Inc. (UPI), progress of the UPI efficient clean energy innovation is as follows:

1. UniGen largely completed engineering, and is now focused on raising additional capital, which is an ongoing process. IHT may/may not participate, at a future date.

2. Due to an increasingly unreliable American power grid, increasing demand for electric vehicles, increasing demand for data center power, Artificial Intelligence electricity demand, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown, and is projected to double over the next five years. UniGen previously increased the MSP planned power plant price. The initial order for thirty units has been reaffirmed.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They have two of the five Board of Directors seats or 40% and were elected in December 2019 to serve on the board of UniGen. This product is a potentially power industry disruptive relatively clean energy generation innovation.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the nine months ending October 31, 2024 and 2023, the Trust sold 0 units for $10,000 per unit, respectively.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional Partnership interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

For the Albuquerque entity, three Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2024 for $30,000. As of October 31, 2024, and January 31, 2024, respectively, the Trust held a 21.90% and 21.50% ownership interest, or 132.5 and 129 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 77.93% and 78.33% interest, or 471.50 and 470 Class A units.

For the Tucson entity, as of October 31, 2024, and January 31, 2024, respectively, the Partnership held a 51.62% and 51.01% ownership interest, or 413.50 and 404 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% and 0.38% interest, or 3 Class C units, and other parties held a 48.13% and 48.61% interest, or 385.5 and 385 Class A units.

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

During the nine months ended October 31, 2024 and the Fiscal Year ended January 31, 2024, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of October 31, 2024, and January 31, 2024, hotel properties consisted of the following:

HOTEL SEGMENT

	October 31, 2024	January 31, 2024
Land	$2,500,000	$2,500,000
Building and improvements	11,217,026	11,094,373
Furniture, fixtures and equipment	4,668,009	4,450,747
Total hotel properties	18,385,035	18,045,120
Less accumulated depreciation	(11,545,740)	(11,028,366)
Hotel properties, net	6,839,295	7,016,754

As of October 31, 2024, and January 31, 2024, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E

	October 31, 2024	January 31, 2024

Land	$-	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	475,545
Less accumulated depreciation	(444,580)	(441,107)
Property, Plant and Equipment, net	$23,960	$34,438

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF LLLP, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of October 31, 2024, and January 31, 2024, the mortgage loan balance was approximately $8,089,000 and $8,224,000, respectively. The mortgage note payable is due in monthly instalments of $49,778.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2024, the mortgage loan balance was approximately $1,227,000, net of financing fees of approximately $11,000. The mortgage note payable is due in monthly instalments of $9,217 per month.

Total interest expense on mortgage notes payable was $323,788 and $360,636 for the nine months ended October 31 2024 and 2023, respectively, and $89,462 and $120,555 for the three months ended October 31, 2024 and 2023, respectively.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2024, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of October 31, 2024, and January 31, 2024, the Trust had an amount payable of approximately $750,000. During the nine months ended October 31, 2024 and 2023, the Trust accrued approximately $0, respectively, of interest expense.

Total interest expense on notes payable to related party was $0 and $0 for the nine months ended October, 31 2024 and 2023, respectively, and $0 and $0 for the three months ended October 31, 2024 and 2023, respectively.

8. OTHER NOTES PAYABLE

As of October 31, 2024, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2025, whichever occurs first. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2024.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totalling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of October 31, 2024.

Total interest expense on other notes payable was $16,059 and $15,863 for the nine months ended October 31, 2024 and 2023, respectively, and $5,484 and $5,288 for the three months ended October 31, 2024 and 2023, respectively.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2024 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2025	59,044	-	-	59,044
2026	247,906	200,000	749,950	1,197,856
2027	260,999	270,000	-	530,999
2028	263,125	-	-	263,125
2029	274,685	-	-	274,685
Thereafter	7,987,425	-		7,987,425
	$9,093,184	$470,000	$749,950	$10,313,134

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

For the nine months ended October 31, 2024, and 2023, the Trust repurchased 28,337 and 223,738 Shares of Beneficial Interest at an average price of $1.59 and $1.16 per share, respectively. The average price paid includes brokerage commissions. The Trust has currently paused any additional repurchasing Shares of Beneficial Interest.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of October 31, 2024, and January 31, 2024, Mr. Wirth and his affiliates held 6,250,296 and 5,876,683 respectively, Shares of Beneficial Interest in the Trust, which represented 73.20% and 73.04% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2024, and January 31, 2024, the Trust owned 75.89% of the Partnership. As of October 31, 2024, the Partnership owned a 51.62% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s majority-owned subsidiary, RRF LLLP. Under the management agreements, RRF manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving approximately $37,000, per year plus bonuses.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $336,000 and $375,000 in cash for interest for the nine months ended October 31, 2024 and 2023, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the nine months ended October 31, 2024 and 2023, respectively. Cash paid for taxes for the nine months ended October, 2024 and 2023 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2024 and January 31, 2024, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $153,000 and $137,000 for the nine months ended October 31, 2024 and 2023, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2024. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

Litigation:

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined and are generally covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the unaudited condensed consolidated financial position, results of operations or liquidity of the Trust.

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

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease expires in 2058.

The following table presents the Trust’s lease costs for the nine months ended October 31, 2024:

For the Nine Months Ended
October 31, 2024
Operating Lease Costs:
Operating lease cost*	108,929

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Nine Months Ended
October 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,452)

Lease obligations:
Operating leases, net	$2,236,306
Long-term obligations	$2,216,563

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2024
Operating leases	31

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of October 31, 2024 are as follows:

For the Period Ending July 31,
2025	$33,589
2026	134,367
2027	134,379
2028	134,391
2029	134,403
Thereafter	3,992,854
Total minimum lease payments	$4,563,983
Less: amount representing interest	2,327,677
Total present value of minimum payments	2,236,306
Less: current portion	$19,743
Long term portion of operating lease liability	2,216,563

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

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has matured. However, IHT is currently in discussions for a further extension/modification.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2025	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	There were past negative impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable, partly because IBC focus is on independent hotels. Half of the world’s hotels are non-affiliated hotels. There are only two major hotel reservation systems, which are both focused on affiliated hotels.

As of October 31, 2024, management evaluated the carrying value of the note determined no impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current strong travel, hospitality services, and hotel reservations currently being experienced.

IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC. IHT has no rights to any benefits or losses from IBC as of August 1, 2018.

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

As a result of both legislative acts, the Trust has been and/or is expected to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and/or Tax Refund on the Balance Sheet and Income statement, respectively, for the year ended January 31, 2024. As of October 31, 2024, IHT has received approximately $1.5 million, and is working to receive additional funds during the Fiscal Year ended January 31, 2025.

20. SUBSEQUENT EVENTS

The Trust intends to maintain its current dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2024 and 2023, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on February 5, 2024, as well as July 31, 2024.

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

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record Occupancy and Gross Operating Profit results for the Fiscal Year ended January 31, 2024. Increased record revenue and Gross Operating Profit (GOP), results are expected for the two hotels, during the Fiscal Year 2025, ending January 31, 2025. IHT reported a strong annual improvement of results in Fiscal Year 2024, (February 1, 2023, to January 31, 2024), with Net Income Attributable to Controlling Interests of $203,880. Earnings Per Share based on this Net Income Attributable to Controlling Interest amount was $0.02. Total Revenues increased to approximately $7.5 million, which is an approximate increase of 5% from the same prior Fiscal Year total of $7.1 million. Consolidated Net Income before non-cash depreciation expense was $956,333 for the Fiscal Year ended January 31, 2024. IHT hotel operations contributed to a solid start in the current 2025 Fiscal Year (February 1, 2024 through January 31, 2025), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February through November of the current Fiscal Year. Combined Revenue for both hotels surpassed $4.6 million for the first seven months of Fiscal 2025, a new combined record level. These are all positive signs for InnSuites, as progress continues heading in the right direction as the Travel Industry, and InnSuites Hospitality Trust (IHT) specifically, continue to grow and thrive.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2024 the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At October 31, 2024, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.62% interest in the Tucson, Arizona Hotel.

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

We expect the current Fiscal Year 2025 to be continued growth of the travel industry, stable high level Hotel occupancy, continued recovery and increases of room rates, as well as continuation of current cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free high speed Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value, which is believed by management to be substantially higher than lower book values, over the next 36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., the Trust has invested in 575,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional up to 2 million UniGen shares over the next approximately two years, which could result in up to 15-20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	89.51%	91.12%	-1.61%	-1.77%
Average Daily Rate (ADR)	$105.70	$101.27	$4.43	4.37%
Revenue Per Available Room (REVPAR)	$94.61	$92.28	$2.33	2.52%

	For the Nine Months Ended
Tucson	October 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	72.38%	73.85%	-1.47%	-1.99%
Average Daily Rate (ADR)	$91.64	$88.58	$3.06	3.45%
Revenue Per Available Room (REVPAR)	$66.33	$65.42	$0.91	1.39%

	For the Nine Months Ended
Combined	October 31,
	2024	2023	Change	%-Incr/Decr
Occupancy	79.47%	81.01%	-1.54%	-1.90%
Average Daily Rate (ADR)	$98.19	$94.50	$3.69	3.90%
Revenue Per Available Room (REVPAR)	$78.03	$76.56	$1.47	1.92%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2024 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2023.

A summary of total operating results of the Trust for the twelve month trailing periods ended October 31, 2024 and 2023 is as follows:

	FY 2024/2025	FY 2023/2024	Change	% Change
Total Revenues	$7,692,305	$7,357,456	$334,849	5%
Operating Expenses	8,537,171	7,800,529	736,642	9%
Operating Loss	(844,866)	(443,073)	(401,793)	(91%)
Interest Income and Other	64,717	84,923	(20,206)	(24%)
Interest Expense	(462,005)	(519,550)	57,545	11%
Employee Retention Benefit	350,791	1,403,164	(1,052,373)	(75%)
Sales and Occupancy Taxes	-	-	-	0%
Income Tax Benefit	100	93,497	(93,397)	(100%)
Consolidated Net (Loss) Income	(891,263)	618,961	(1,510,224)	(244%)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2024 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2023

A summary of total operating results of the Trust for the nine months ended October 31, 2024 and 2023 is as follows:

	For the Nine Months Ended October 31,
	2024	2023	Change	% Change
Total Revenues	$5,959,490	$5,751,583	$207,907	4%
Operating Expenses	6,213,199	5,881,402	331,797	6%
Operating Loss	(253,709)	(129,819)	(123,890)	(95%)
Interest Income and Other	34,800	66,678	(31,878)	(48%)
Interest Expense	(337,837)	(377,539)	39,702	11%
Employee Retention Benefit	-	1,052,373	(1,052,373)	(100%)
Consolidated Net (Loss) Income	(556,746)	611,693	(1,168,439)	(191%)

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

REVENUE:

For the nine months ended October 31, 2024, we had total revenue of approximately $5.96 million compared to approximately $5.754 million for the nine months ended October 31, 2023, an increase of approximately $0.2 million. In the prior Fiscal Years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the nine months ended October 31, 2024, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Loss for the nine months ended October 31, 2024 was approximately ($557,000), compared to Consolidated Net Income of approximately $612,000 for the nine months ended October 31, 2023, a decrease of approximately $1,168,000. Loss Per Share based on this Consolidated Net Loss amount was ($0.06), down $0.13 from the prior year Income Per Share of $0.07, which is a decrease of 194%. Loss Per Share based on net loss attributable to Controlling Interest was ($0.09), down from the prior year net income per share of $0.03.

Total Trust Equity decreased to approximately $1,651,000 at the end of the nine months in the current Fiscal Year 2024, down approximately $1.6 million, from approximately $3,259,000 reported at the end of the nine months in the prior Fiscal Year 2024. Net loss before non-cash depreciation expense was approximately $43,000 for the nine months ended October 31, 2024, compared to net income before non-cash depreciation of expense of approximately $257,000 for the nine months ended October 31, 2023, which is a decrease of approximately $300,000.

We realized a 2% increase in room revenues during the nine months ended October 31, 2024, as room revenues were approximately $5.76 million for the nine months ending October 31, 2024 as compared to approximately $5.64 million for the nine months ending October 31, 2023. During Fiscal Year 2024, we expect modest additional improvements in occupancy, rates, and food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $6.21 million for the nine months ended October 31, 2024, reflecting an increase of approximately $0.33 million, or 6%, compared to total expenses net of interest expense of approximately $5.88 million for the nine months ended October 31, 2023. The increase was primarily due to an increase in operating expenses related to higher costs at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.93 million for the nine months ended October 31, 2024, compared to approximately $1.87 million in the prior year nine month period for an increase of approximately $69,000, or 4%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2024, food and beverage expenses decreased approximately $67,000, or 48%, to approximately $72,000 for the nine months ended October 31, 2024, compared to approximately $139,000 for the nine months ended October 31, 2023. The decrease in cost is due to keeping a tight control on food and beverage expenses.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.66 million for the nine months ended October 31, 2024, increased approximately $113,000 from approximately $1.77 million for the nine months ended October 31, 2023, primarily due to less charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $55,000, or 19%, to approximately $349,000 for the nine months ended October 31, 2024, from approximately $294,000 for the nine months ended October 31, 2023. Increased focus on sales and marketing due to the rebound in hotel occupancy drove the increase.

Repairs and maintenance expense decreased from approximately $338,000 reported for the nine months ended October 31, 2023, compared to approximately $313,000 for the nine months ended October 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense, including complimentary breakfast, increased by approximately $105,000, or 30%, from $346,000 for the nine months ended October 31, 2023, to approximately $451,000 for the nine months ended October 31, 2024. We continue to improve the guest breakfast experience which is our most popular “InnSuites Extra”.

Utility expenses remained relatively flat at approximately $312,000 reported for the nine months ended October 31, 2024, compared with approximately $315,000 for the nine months ended October 31, 2023.

Hotel property non-cash depreciation expenses increased by approximately $19,000 from approximately $502,000 reported for the nine months ended October 31, 2023, compared to approximately $521,000 for the nine months ended October 31, 2024. Increased depreciation resulted from additional capital expenditures being depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $297,000, or 107%, to approximately $575,000 reported for the nine months ended October 31, 2024 compared with approximately $278,000 for the nine months ended October 31, 2023 due to adjustments in our operating lease accounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2024, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2023

A summary of total operating results of the Trust for the three months ended October 31, 2024 and 2023 is as follows:

	For the Three Months Ended October 31,
	2024	2023	Change	% Change
Total Revenues	$1,825,128	$1,824,499	$629	0%
Operating Expenses	1,955,450	1,974,539	19,089	1%
Operating Loss	(130,322)	(150,040)	19,718	13%
Interest Income	4,821	14,226	(9,405)	(66%)
Interest Expense	(91,981)	(124,889)	32,908	26%
Employee Retention Benefit	-	350,791	(350,791)	(100%)
Consolidated Net (Loss) Income	(217,482)	90,088	(307,570)	(341%)

REVENUE:

For the three months ended October 31, 2024, we had total revenue of approximately $1.82 million, which is relatively flat compared to approximately $1.82 million for the three months ended October 31, 2023. In the prior fiscal years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended October 31, 2024, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

Total Consolidated Net Loss for the three months ended October 31, 2024 was approximately ($217,000), compared to Consolidated Net Income of approximately $90,000 for the three months ended October 31, 2023, a decrease of approximately $307,000. Earnings Per Share based on this Consolidated Net Loss were down ($0.02) compared to the prior year similar three month period of $0.01. Earnings Per Share based on net loss attributable to Controlling Interest was ($0.03), down ($0.04) compared to the prior year similar three month period of $0.01.

Net Loss before non-cash depreciation expense was approximately $43,000 for the three months ended October 31, 2024, compared to Net Income before non-cash depreciation expense of approximately $257,000 for the three months ended October 31, 2023, which is a decrease of approximately $300,000.

Room revenue remained relatively flat during the three months ended October 31, 2024 as room revenues were approximately $1.76 million for the three months ending October 31, 2024 as compared to approximately $1.78 million for the three months ending October 31, 2023. During Fiscal Year 2024.

EXPENSES:

Total expenses net of interest expense was approximately $1.95 million for the three months ended October 31, 2024 remaining relatively flat compared to total expenses net of interest expense of approximately $1.97 million for the three months ended October 31, 2023.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $570,000 for the three months ended October 31, 2024 compared to approximately $605,000 in the prior year three month period for an decrease of approximately $35,000, or 6%. Room expenses decreased as occupancy at the hotels slight decreased, and decreased expenses were incurred with the slight decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2024, food and beverage expenses were approximately $20,000 for the three months ended October 31, 2024, compared to approximately $45,000 for the three months ended October 31, 2023.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $536,000 for the three months ended October 31, 2024, decreased approximately $15,000 from approximately $551,000 for the three months ended October 31, 2023 primarily due to savings initiatives at corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense remained relatively flat at approximately $99,000 for the three months ended October 31, 2024 from approximately $96,000 for the three months ended October 31, 2023.

Repairs and maintenance expense decreased from approximately $127,000 reported for the three months ended October 31, 2023 compared to approximately $98,000 for the three months ended October 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $27,000, or 24%, from $114,000 for the three months ended October 31, 2023 to approximately $142,000 for the three months ended October 31, 2024. The increase in hospitality expense is due to an increase in minimum wages attributable to salary and wages for Hospitality.

Utility expenses remained relatively flat at approximately $105,000 reported for the three months ended October 31, 2024 compared with approximately $104,000 for the three months ended October 31, 2023.

Hotel property depreciation expenses increased by approximately $7,000 from approximately $167,000 reported for the three months ended October 31, 2023 compared to approximately $174,000 for the three months ended October 31, 2024. Increased depreciation resulted from an increase in depreciation for additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $48,000, or 29%, to approximately $175,000 reported for the three months ended October 31, 2024 compared with approximately $167,000 for the three months ended October 31, 2023 due to adjustments in our operating lease accounts.

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

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2024, and to a lesser extent, the First Three Fiscal Quarters of Fiscal 2025, ended October 31, 2024, as the travel industry continued to thrive.

With approximately $0.5 million of cash as of October 31, 2024 and the availability of three $250,000 bank lines of credit, and $1,200,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefiting from clean energy investment cash flow as our diversification investment progresses. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to rebuild operations as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended October 31, 2024.

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

We anticipate steady leisure travel demand, modestly increased hotel rates, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2025, and accordingly we anticipate a continued increase of revenues. We expect challenges for the remaining Fiscal Year to be the economy, inflation, and cost control. Travel, leisure, corporate, group, and government business continued to grow and may further increase room rates while maintaining and/or building market share in Fiscal Year 2025.

Cash used in operating activities totaled approximately $651,000 during the nine months ended October 31, 2024 as compared to net cash provided of approximately $1,511,000 during the nine months ended October 31, 2023. Consolidated net loss was approximately $557,000 for the nine months ended October 31, 2024 as compared to consolidated net income for the nine months ended October 31, 2023 of approximately $612,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the nine months ended October 31, 2024 and 2022, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property non-cash depreciation was approximately $521,000 during the nine months ended October 31, 2024 compared to approximately $502,000 during the nine months ended October 31, 2023, a increase of $19,000 as the Trust recognized more depreciation for the increase of additional capitalized fixed assets.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($615,000) and ($497,000) for the nine months ended October 31, 2024 and 2022, respectively. This significant decrease in changes in assets and liabilities for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $368,000 for the nine months ended October 31, 2024 compared to net cash used in investing activities of approximately $390,000 for the nine months ended October 31, 2023. The decrease in net cash used in activities during the nine months ended October 31, 2024 was due primarily due to less capital improvements to our Hotel Properties as the Trust watched costs and cash flows.

Net cash provided by (used in) financing activities totaled approximately $145,000 and ($1,328,000), respectively, for the nine months ended October 31, 2024 and 2023. The increase of approximately $1,473,000 was primarily due to borrowing on the Notes Payable Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $157,000 and $169,000 during the nine months ended October 31, 2024 and 2023, respectively.

Borrowing and payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $750,000 and ($100,000) of cash used in financing activities during the nine months ended October 31, 2024 and 2023, respectively.

Treasury Stock repurchases of IHT stock for cash was approximately $45,000 and $399,000 of cash used in financing activities during the nine months ended October 31, 2024 and 2023, respectively.

During the nine months ended October 31, 2024, our distributions to non-controlling interest holders was approximately $312,000 compared with approximately $569,000 for the nine months ended October 31, 2023.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of October 31, 2024, and 2023, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2024 and 2023, the Hotel spent approximately $333,000 and $360,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2025 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $313,000 and $338,000 for the nine months ended October 31, 2024 and 2023, respectively.

We have minimum debt payments, net of debt discounts, of approximately $59,000 and approximately $1,468,000 due during Fiscal Years 2025 and 2026, respectively. Minimum debt payments due during Fiscal Year 2025 and 2026 include approximately $59,000 and $248,000 of mortgage notes payable, and approximately $470,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, and $750,000 of Notes Payables due to Related Parties

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

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

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months. Supply has been relatively steady in those respective markets. Either a significant increase in supply or a significant decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The continued recovery has and is benefiting our hotels in the First Three Fiscal Quarters of Fiscal 2025, February 1, 2024 to October 31, 2024. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2025, through January 31, 2025.

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

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2024, filed with the SEC on April 8, 2024, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended October 31, 2024. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2024 or 2023. As of October 31, 2024, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

A reconciliation of net income or loss attributable to controlling interests to Adjusted EBITDA for the nine and three months ended October 31, 2024 and 2023 is approximately as follows:

	For the Nine Months Ended October 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(812,000)	$297,000
Add back:
Depreciation	521,000	502,000
Interest expense	338,000	378,000
Less:
Interest Income	(15,000)	(67,000)
Adjusted EBITDA	$32,000	$1,110,000

	For the Three Months Ended October 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(276,000)	$61,000
Add back:
Depreciation	175,000	167,000
Interest expense	92,000	125,000
Less:
Interest Income	-	(14,000)
Adjusted EBITDA	$(9,000)	$339,000

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the nine and three months ended October 31, 2024 and 2023:

	For the Nine Months Ended October 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(812,000)	$297,000
Add back:
Depreciation	521,000	502,000
Non-controlling interest	255,000	315,000
FFO	$(36,000)	$1,114,000

	For the Three Months Ended October 31,
	2024	2023
Net (loss) income attributable to controlling interests	$(276,000)	$61,000
Add back:
Depreciation	521,000	502,000
Non-controlling interest	59,000	29,000
FFO	$304,000	$592,000

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$958,550	$1,167,635	9,500,000
Tucson Oracle	5,880,745	7,925,549	18,500,000
	$6,839,295	$9,093,184	$28,000,000

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2024, ended January 31, 2024, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2025, rates continue to increase modestly, but are more stable.

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021. UniGen is in the process of developing a patented high profit potential new efficient clean energy electricity generation innovation.

The total market demand for electricity is projected to double in the U.S. over the next five years due to sharply increased demand from data centers, electric cars, and projected Artificial Intelligence usage. The initial investment was made December 16, 2019, with positive progress to date despite the virus, economic setbacks, international vendor travel disruptions, cost overruns, and delays. The IHT investment includes convertible bonds, stocks, and warrants to purchase UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. UniGen is two quarters delinquent on quarterly interest payments, and is currently seeking additional investors.

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

The total of all stock ownership upon conversion of the debenture and exercise of warrants could amount to approximately up to 15-20% of fully diluted UniGen equity.

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

Engineering work is largely complete on the prototype. UniGen is currently concentrating on its current round of capital raising. IHT may or may not participate in an upcoming round of capital raising.

UniGen is a high risk investment offering high potential investment return if and when successful.

Based on a 96 core “super computer” simulated test together with advanced software, UniGen has confirmed that the UPI 1000TA engine with the addition of recent potential technological advancements, is approximately 33% more fuel efficient than first estimated and will emit only approximately 25% of the maximum admissions allowed by CARB, the strictest of the regulatory standards issued by the state of California. Recent projections of demand for electricity including data centers, electric vehicles and artificial intelligence indicates the market demand for electricity over the next five years in the U.S. may double.

The UniGen design is to produce generators fueled not only with abundant relatively clean natural gas but also with other even cleaner fuels such as ethanol and hydrogen (that emits only water).

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) both lack significant UniGen control. They have two of the five UniGen Board of Directors seats or 40% and were elected in December 2019 to serve on the board of UniGen to monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of October 31, 2024.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of October 31, 2024.

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

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2024 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the nine months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

For the three months ended October 31, 2024 and 2023, the Trust repurchased 0 and 120,126 Shares of Beneficial Interest at an average price of $0 and $1.44 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. The Trust did not acquire any Shares of Beneficial Interest in open market transactions during the three months ended October 31, 2024. During Fiscal Year 2024 (February 1, 2023 to January 31, 2024), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: December 16, 2024	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

