Form 10-K
period 2025-01-31
INNSUITES HOSPITALITY TRUST
filed 2025-05-01
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2025.

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

Number of Shares of Beneficial Interest outstanding as of April 30, 2025: 8,763,485

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not taxed as a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliate RRF Limited Liability Limited Partnership (RRF LLLP), a Delaware limited liability limited partnership (the “Partnership”), owns interests in two hotels, operates and provides management services, and provides trademark license services, for two hotels. At January 31, 2025, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.62% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next thirty-six (36) months.

RRF Limited Liability Limited Partnership, a 75.89% majority-owned subsidiary of the Trust, provides management services for the two Trust Hotels. The Trust has approximately 52 full-time employees and approximately 27 part-time employees.

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

For the Fiscal Year 2026 ahead, February 1, 2025 through January 31, 2026, the Trust’s operations are focused on the Trust’s primary business objective which is to maximize returns to its shareholders through hotel operating increases in asset value, and long-term total returns to shareholders, including profitable hotel and diversification operations and sale of assets, along with growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© Suite hotels, by even more profitable hotel operations, selling hotel real estate at market prices well above book values and benefitting from diversified investments, including UniGen Power, Inc. (UniGen). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

The Trust also provides the use of the “InnSuites” trademark to the Hotels and stands ready to offer trademark services through the Trust’s majority-owned subsidiary, RRF LLLP, which is included in the management fee. The InnSuites trademark expires in January 2027.

MEMBERSHIP AGREEMENTS

Each InnSuites Hotel has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet or exceed certain minimum requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $209,000 and $201,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2025, and 2024, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high Gross Operating Profit (GOP Profits), in Fiscal Year 2025 (February 1, 2024 to January 31, 2025), substantially higher than both Covid and Pre-Covid GOP Profits. This gross operating profit largely resulted due to cost control measures, and modest room rate increases. The impact of COVID-19 to the world economy and hospitality industry resulted in reduced occupancy and reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Certain hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 24 months. Supply has been relatively steady in those respective markets. Either a significant increase in supply or a significant decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The continued recovery has and is benefiting our hotels in the First Fiscal Quarter of 2026, (February 1, 2025 to April 30, 2025). Solid results are expected to continue, while also expecting to obtain an additional Management Agreement for the balance of Fiscal Year 2026, through January 31, 2026.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UniGen), efficient clean energy power generation company. The Trust may continue to seek further diversification including through a merger or reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

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

Item 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has primarily been limited to the use of standard off-the-shelf software (such as Google, Sage 100 Advanced Software, and Microsoft Office) and the use by our employees of standard personal computers. We also employ a full-time internal Information System Employee, as well as an external 24 hour per day, 365 day per year, Information Technology Service, providing Cloud Hosting, Web Protection, License, Firewall, and IP Service. With the assistance of the outside IT service, in conjunction with our Internal IT Team, management has implemented the necessary formal processes for assessing, identifying, and managing risks from cybersecurity threats. Firewalls are regularly checked and updated to the latest firmware. In the case of an actual cyber security threat, our outside IT service has full backups of critical systems and a 6-hour Disaster Recovery plan.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures within our FORWARD-LOOKING STATEMENTS, discussed in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

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

In the last four years, we have remodeled 100% of each property’s available suites and public areas. The Trust owns a direct 21.90% interest in the InnSuites Hotel and Suites Albuquerque Airport Best Western Hotel. The Partnership owns a 51.62% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.89% general partner interest in the Partnership.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2025, the Trust had approximately 8,763,485 shares outstanding. As of April 30, 2025, there were approximately 329 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2025	High	Low	Dividends
First Quarter	$1.70	$1.60	$0.01

Second Quarter	$1.98	$1.80	$0.01

Third Quarter	$2.25	$2.12	-

Fourth Quarter	$2.70	$2.55	-

Fiscal Year 2024	High	Low	Dividends
First Quarter	$1.83	$1.80	$0.01

Second Quarter	$3.82	$3.08	$0.01

Third Quarter	$2.33	$1.98	-

Fourth Quarter	$1.92	$1.69	-

The Trust has declared uninterrupted annual dividends for 55 years, since 1971, when the Trust was founded and first listed on the NYSE. The Trust intends to maintain the current steady conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2025 and 2024, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid uninterrupted annual dividends each Fiscal Year since its inception in 1971. The Trust paid the semiannual dividend of $0.01 on February 5, 2025, and currently intends to pay the scheduled semiannual $0.01 dividend payable on August 1, 2025 at NYSE American.

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during Fiscal Year 2024. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

No stock option grants were made in Fiscal 2024 or 2025.

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2025, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2025, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.62% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico.

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

Over time, we expect our UniGen diversification efficient clean energy generation investment to grow and potentially provide a substantial source of income in the future.

We expect the current Fiscal Year 2026 to be stable in the domestic travel industry, stable high level Hotel occupancy, continued modest increases of room rates, as well as continuation of current cost control all leading to stable profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value, which is believed by management to be substantially higher than lower book values, over the next 36 months. In addition, the Trust is seeking further diversification including a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc; the Trust has invested in 575,000 UniGen shares, and in addition acquired warrants to purchase up to approximately an additional 2 million UniGen shares over time, which could result in up to 15-20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

We expect the current Fiscal Year 2026 to continue steadily for the domestic travel industry, with a stable high-level occupancy and room rates, as well as continuation of current cost control all leading to steady profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free high-speed Internet access.

Our strategic plan is to continue to obtain the full benefit from hotel operations, and from our real estate equity, by selling one or both Hotels over the next 36 months. In addition, the Trust is seeking further diversification including seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million debentures convertible into 1 million shares of UniGen Power Inc., has purchased approximately 575,000 UniGen shares, and in addition holds warrants to purchase up to approximately an additional 2 million UniGen shares over time, which could result up to approximately 15-20% of fully diluted UniGen equity. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, non-cash depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to Occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In Fiscal Year 2025, as compared with Fiscal 2024, occupancy decreased approximately 1.75% to 74.58% from 75.91% in the prior Fiscal Year. ADR increased by $2.22, or 2.28%, to $99.68 in Fiscal Year 2025 from $97.46 in Fiscal Year 2024. The increased ADR resulted in an increase in REVPAR of $0.36, or 0.49%, to $74.34 in Fiscal Year 2025 from $73.98 in Fiscal Year 2024. The increase in ADR and REVPAR reflect the increased travel and improved economy.

For the Fiscal Year 2025, ending January 31, 2025, we experienced a revenue improvement. For Fiscal 2026, (February 1, 2025 to January 31, 2026), we expect stable rates, and continued stable revenues compared to both prior levels, in spite of a slowdown in demand based on economic uncertainty.

For the 2024 Fiscal Year (February 1, 2023 to January 31, 2024), InnSuites and the entire hotel industry in general experienced strong improvements and increased travel, resulting in much improved revenues and profits. For the 2025 Fiscal Year ended January 31, 2025, InnSuites continued this upward trend achieving record revenues.

The following table shows certain historical financial and other information for the periods indicated:

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economy and travel, or hospitality industry conditions.

	For the Years Ended
Albuquerque	January 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	86.23%	84.86%	1.37%	1.61%
Average Daily Rate (ADR)	$101.01	$99.97	$1.04	1.04%
Revenue Per Available Room (REVPAR)	$87.10	$84.84	$2.26	2.66%

	For the Years Ended
Tucson	January 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	66.31%	69.56%	-3.25%	-4.67%
Average Daily Rate (ADR)	$98.44	$95.29	$3.15	3.31%
Revenue Per Available Room (REVPAR)	$65.28	$66.28	$(1.00)	-1.51%

	For the Years Ended
Combined	January 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	74.58%	75.91%	-1.33%	-1.75%
Average Daily Rate (ADR)	$99.68	$97.46	$2.22	2.28%
Revenue Per Available Room (REVPAR)	$74.34	$73.98	$0.36	0.49%

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

Results of operations of the Trust for the Fiscal Year ended January 31, 2025 compared to the Fiscal Year ended January 31, 2024.

Overview

A summary of total Trust operating results for the Fiscal Years ended January 31, 2025 and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024	Change	% Change
Total Revenues	$7,593,516	$7,484,398	$109,118	1%
Operating Expenses	8,336,258	8,205,374	130,884	2%
Operating Loss	(742,742)	(720,976)	(21,766)	(3%)
Interest Income and Other	36,269	96,595	(60,326)	(62%)
Interest Expense	(476,046)	(501,707)	25,661	5%
BW Rewards Credit	(208,758)	-	(208,758)	0%
Employee Retention Benefit	-	1,403,164	(1,403,164)	(100%)
Income Tax Benefits	(355)	100	(455)	(455%)
Consolidated Net (Loss) Income	(1,391,632)	277,176	(1,668,808)	(602%)

REVENUE

For the twelve months ended January 31, 2025, we had total revenue of approximately $7,594,000 compared to approximately $7,484,000 for the twelve months ended January 31, 2024, an increase of approximately $109,000, or 1%.

We realized a 1% increase in room revenues during Fiscal Year 2025 as room revenues were approximately $7,336,000 for the Fiscal Year ending January 31, 2025 as compared to approximately $7,292,000 for the Fiscal Year ending January 31, 2024. As room revenue increased, our food and beverage revenue increased for Fiscal Year 2025 at approximately $90,000 during Fiscal Years 2025. Other Revenue was approximately $167,000 for the Fiscal Year ending January 31, 2025 as compared to approximately $114,000 for the Fiscal Year ending January 31, 2024. The increase in Other Revenue was primarily due to a focused increase on guest fees.

EXPENSES

Total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision were approximately $8,336,000 for the twelve months ended January 31, 2025 reflecting an increase of approximately $131,000 compared to total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision of approximately $8,205,000 for the twelve months ended January 31, 2024. The increase was primarily due to an increase in room expenses, general and admirative expenses, and property taxes. Specific expense comparisons to the prior Fiscal Year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,614,000 for the Fiscal Year ended January 31, 2025 compared to approximately $2,525,000 in the prior year period for an increase of approximately $89,000, or 4%. Room expenses increased due to rising economic costs.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $2,218,000 for the twelve months ended January 31, 2025, decreased approximately $252,000 from approximately $2,470,000 for the twelve months ended January 31, 2024 primarily due cost cutting initiatives at the Corporate office.

Sales and marketing expense increased approximately $44,000, or 11%, to approximately $453,000 for the twelve months ended January 31, 2025 from approximately $409,000 for the twelve months ended January 31, 2024. Backfilled positions for sales and marketing resources accounted for the increase.

Repairs and maintenance expense decreased by approximately $36,000, or 8%, to approximately $430,000 for the twelve months ended January 31, 2025 from approximately $466,000 for the twelve months ended January 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense increased by approximately $148,000, or 32%, to approximately $608,000 for the twelve months ended January 31, 2025 from approximately $459,000 for the twelve months ended January 31, 2024. The increase was primarily due to increased breakfast and social hours offerings at the hotel properties, with competitive pressures on complimentary breakfast, which is our number one most popular guest amenity.

Utility expenses decreased approximately $22,000, or 5%, to approximately $402,000 reported for the twelve months ended January 31, 2025 from approximately $423,000 for the twelve months ended January 31, 2024.

Hotel property depreciation expenses increased by approximately $27,000 to approximately $706,000 for the twelve months ended January 31, 2025 from approximately $679,000 for the twelve months ended January 31, 2024. Increased depreciation resulted from continued capital expenditure investments in the hotels.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $226,000, or 41%, to approximately $779,000 for the twelve months ended January 31, 2025 from approximately $553,000 for the twelve months ended January 31, 2024. Insurance expense, which increased sharply in Fiscal Year 2025, has been reduced substantially for Fiscal Year 2026 (February 1, 2025 through January 1, 2026).

Employment Tax Refunds and Credits, for the previously filed calendar years 2021, and 2022, respectively, resulted in the Employment Retention Tax Credit. As a result, the Trust quantifiably placed an amount equal to approximately 12% per Fiscal Quarter of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2025 and 2024, respectively.

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

Hotel operations were positively affected by increased room rates at the Hotels in the Fiscal Years 2024 and 2025, respectively.

With approximately $93,000 of cash as of January 31, 2025 and the availability of three $250,000 bank lines of credit, and approximately $850,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefiting from clean energy investment cash flow as our diversification investment progresses. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to rebuild operations as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Fiscal Year ended January 31, 2025.

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

We anticipate steady leisure travel demand, modestly increased hotel rates, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2026, and accordingly we anticipate a continued solid revenues. We expect challenges for the remaining Fiscal Year to be the economy, tariffs, inflation, and cost control. Travel, leisure, corporate, and group business may further increase room rates while maintaining and/or building market share in Fiscal Year 2026. Government travel levels are uncertain for the remainder of the current 2026 Fiscal Year.

Cash used in operating activities totaled approximately $1,059,000 during the twelve months ended January 31, 2025 as compared to net cash provided of approximately $1,432,000 during the twelve months ended January 31, 2024. Consolidated net loss was approximately $1,392,000 for the twelve months ended January 31, 2025 as compared to consolidated net income for the twelve months ended January 31, 2024 of approximately $277,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the Fiscal Years ended January 31, 2025 and 2024 approximate follows:

	For the Years Ended January 31,
	2025	2024
Net (loss) income attributable to controlling interests	$(1,391,000)	$204,000
Add back:
Depreciation	706,000	679,000
Interest expense	476,000	502,000
Less:
Interest Income	(15,000)	(97,000)
Adjusted EBITDA	$(224,000)	$1,288,000

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for Fiscal Year ended January 31, 2025 and 2024 are as follows:

	For the Years Ended January 31,
	2025	2024
Net (loss) income attributable to controlling interests	$(1,391,000)	$204,000
Add back:
Depreciation	706,000	679,000
Non-controlling interest	(1,000)	73,000
FFO	$(686,000)	$956,000

The Trust reported Consolidated Net Loss from operations of approximately $743,000 for the Fiscal Year ended January 31, 2025 compared to Consolidated Net Loss from operations before other income, interest expense, and the Employee Retention Credit of approximately $721,000 for the Fiscal Year ended January 31, 2024. Fiscal 2025 and 2024 Consolidated Net Loss from operations included non-cash depreciation of approximately $706,000 and $679,000, respectively. Fiscal 2025 Consolidated Net Loss from operations before non-cash depreciation was approximately $685,000 as compared to Consolidated Net Income from operations before non-cash depreciation of approximately $883,000 for Fiscal 2024.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$940,421	$1,156,433	9,500,000
Tucson Oracle	5,847,864	7,888,013	18,500,000
	$6,788,285	$9,044,446	$28,000,000

The “Estimated Market Asking Price” is the amount at which we believe we may be able to sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed hotel properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets, the Tucson and Albuquerque hotels, have an estimated market asking price that is reasonable in relation to its current fair market value. We plan to sell one or both of our remaining two Hotel properties within 36 months. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on current local market conditions, comparable sales, and anticipated occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, to benefit from a potential operations and branding diversification, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

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

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2025 or 2024. As of January 31, 2025, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell one or both hotels over the next 36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2025, ended January 31, 2025, InnSuites did experience substantial increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2026, rates are more stable.

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021. UniGen is in the process of developing a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with positive progress to date despite the virus, setbacks, international vendor travel disruptions, cost overruns, and delays. The investment includes convertible bonds, stocks, and warrants to purchase UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

The total market demand for electricity is projected to double in the U.S. over the next five years due to sharply increased demand from data centers, electric vehicles, and projected Artificial Intelligence usage.

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. UniGen is delinquent on quarterly interest payments, and is currently seeking additional investors, including potential future investment by IHT.

The Trust has purchased in addition approximately 575,000 shares of UniGen stock.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) including to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants, if the expiration dates are extended are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

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

Engineering work is 61% complete, according to UniGen, on the prototype. UniGen is currently concentrating on its current round of capital raising. IHT may participate in an upcoming round of capital raising.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels and our other investments, that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	Inflation, tariffs, and economic recession;

●	terrorist attacks or other acts of war;

●	political instability, and potentially reduced government travel;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of all receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes, and variations in airline travel demand;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws, and other legislation.

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

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of InnSuites Hospitality Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there is below critical audit matter.

●	Investment in UniGen

The Company holds an investment in UniGen, consisting of a convertible note receivable and shares of common stock, with a total carrying amount of approximately $1.67 million as of January 31, 2025. Evaluating the potential impairment of this investment required significant auditor judgment due to the inherent uncertainties associated with UniGen’s ongoing product development, its ability to complete engineering milestones, future financing plans, and forecasted commercialization prospects. Given the complexity of assessing the valuation and collectability of the investment, including evaluating third-party appraisal reports, order commitments, and future cash flow assumptions, this matter was determined to be a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the potential impairment of the Company’s investment in UniGen included, among others:

○	Obtaining and reviewing management’s impairment analysis and supporting documentation.
○	Evaluating the reasonableness of management’s assumptions related to UniGen’s operational progress.
○	Reviewing the last independent third-party valuation reports and recent stock sale transactions.
○	Assessing the adequacy of the Company’s disclosures related to the UniGen investment.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

April 30, 2025

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2025	JANUARY 31, 2024
ASSETS
Current Assets:
Cash	$92,752	$1,325,368
Accounts Receivable	194,943	111,946
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	199,233	310,891
Total Current Assets	1,720,455	2,981,732
Property and Equipment, net	6,811,614	7,051,192
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,067,761	2,088,693
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	668,750	633,750
TOTAL ASSETS	$14,193,580	$15,680,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$652,624	$1,049,530
Current Portion of Mortgage Notes Payable, net of Discount	241,709	230,921
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	26,812	6,268
Total Current Liabilities	1,391,145	1,756,719
Notes Payable - Related Party	1,151,225	-
Mortgage Notes Payable, net of Discount	8,802,737	9,019,664
Operating Lease Liability, net of current portion	2,202,995	2,249,072
TOTAL LIABILITIES	13,548,102	13,025,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Shares of Beneficial Interest, without par value, unlimited authorization; 8,988,804 and 8,988,804 shares issued and 8,763,485 and 8,791,822 shares outstanding at January 31, 2025 and January 31, 2024, respectively	5,470,050	7,039,055
Treasury Stock, 225,319 and 196,982 shares held at cost at January 31, 2025 and January 31, 2024, respectively	(917,425)	(872,238)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,552,625	6,166,817
NON-CONTROLLING INTEREST	(3,907,147)	(3,511,905)
TOTAL EQUITY	645,478	2,654,912
TOTAL LIABILITIES AND EQUITY	$14,193,580	$15,680,367

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2025	2024
REVENUE
Room	$7,335,597	$7,292,204
Food and Beverage	90,461	78,501
Other	167,458	113,693
TOTAL REVENUE	7,593,516	7,484,398

OPERATING EXPENSES
Room	2,614,228	2,525,093
Food and Beverage	96,640	187,864
General and Administrative	2,218,392	2,470,361
Sales and Marketing	453,040	408,886
Repairs and Maintenance	429,724	466,212
Hospitality	607,880	459,404
Utilities	401,787	423,473
Depreciation	705,683	679,157
Real Estate and Personal Property Taxes, Insurance and Ground Rent	779,609	553,296
Other	29,275	31,628
TOTAL OPERATING EXPENSES	8,336,258	8,205,374
OPERATING LOSS	(742,742)	(720,976)
Other Income	21,118	46,538
Interest Income	15,151	50,057
TOTAL OTHER INCOME	36,269	96,595
Interest on Mortgage Notes Payable	454,044	480,522
Interest on Other Notes Payable	22,002	21,185
TOTAL INTEREST EXPENSE	476,046	501,707
CONSOLIDATED NET LOSS BEFORE EMPLOYEE RETENTION CREDIT	(1,182,519)	(1,126,088)
BW Rewards Credit	(208,758)	-
Employee Retention Credit	-	1,403,164
Income Tax Benefit	(355)	100
CONSOLIDATED NET (LOSS) INCOME	$(1,391,632)	$277,176
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(597)	$73,296
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,391,035)	$203,880
NET (LOSS) INCOME PER SHARE – BASIC & DILUTED	$(0.16)	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,790,992	9,161,286

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2025 and 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss	-	(378,866)	-	-	(378,866)	(39,119)	(417,985)
Purchase of Treasury Stock	(9,881)	-	9,881	(19,694)	(19,694)	-	(19,694)
Dividends	-	(90,237)	-	-	(90,237)	-	(90,237)
Distribution to Non-Controlling Interests	-	-	-	-	-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,421,402	225,319	$(917,425)	$5,503,977	$(3,545,148)	$1,958,829

Net Loss	-	(284,242)	-	-	(284,242)	58,883	(225,359)
Distribution to Non-Controlling Interests	-	-	-	-	-	(82,685)	(82,685)
Balance, October 31, 2024	8,763,485	$6,137,160	225,319	$(917,425)	$5,219,735	$(3,568,950)	$1,650,785

Net Loss	-	(579,377)	-	-	(579,377)	(255,509)	(834,886)
Dividends	-	(87,733)	-	-	(87,733)	-	(87,733)
Distribution to Non-Controlling Interests	-	-	-	-	-	(82,688)	(82,688)
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2023	9,010,909	$6,992,148	150,680	$(417,100)	$6,575,048	$(2,892,903)	$3,682,145
Net Income	-	236,608	-	-	236,608	228,837	465,445
Shares of Beneficial Interest Issued for Services Rendered	-	19,760	-	-	19,760	-	19,760
Distribution to Non-Controlling Interests	-	-	-	-	-	(149,439)	(149,439)
Balance, April 30, 2023	9,010,909	$7,248,516	150,680	$(417,100)	$6,831,416	$(2,813,505)	$4,017,911

Net Income	-	9,053	-	-	9,053	57,327	66,380
Purchase of Treasury Stock	(103,322)	-	103,322	(226,180)	(226,180)	-	(226,180)
Shares of Beneficial Interest Issued for Services Rendered	46,000	3,387	-	-	3,387	-	3,387
Dividends	-	(90,062)	-	-	(90,062)	-	(90,062)
Reconciliation of Treasury Shares	-	-	(218,785)	-	-	-	-
Distribution to Non-Controlling Interests	-	-	-	-	-	(196,903)	(196,903)
Balance, July 31, 2023	8,953,587	$7,170,894	35,217	$(643,280)	$6,527,614	$(2,953,081)	$3,574,533

Net Income	-	51,224	-	-	51,224	28,644	79,868
Purchase of Treasury Stock	(120,416)	-	130,416	(172,984)	(172,984)	-	(172,984)
Distribution to Non-Controlling Interests	-	-	-	-	-	(222,880)	(222,880)
Balance, October 31, 2023	8,833,171	$7,222,118	165,633	$(816,264)	$6,405,854	$(3,147,317)	$3,258,537

Net Loss	-	(93,005)	-	-	(93,005)	(241,512)	(334,517)
Purchase of Treasury Stock	(41,349)	-	31,349	(55,974)	(55,974)	-	(55,974)
Dividends	-	(90,058)	-	-	(90,058)	-	(90,058)
Distribution to Non-Controlling Interests	-	-	-	-	-	(123,076)	(123,076)
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(1,391,632)	$277,176
Adjustments to Reconcile Consolidated Net (Loss) Income to Net Cash (Used In) Provided By Operating Activities:
Employee Retention Credit	-	520,428
Stock-Based Compensation	-	23,147
Depreciation	705,683	679,157
Changes in Assets and Liabilities:
Accounts Receivable	(82,997)	(10,209)
Prepaid Expenses and Other Assets	111,658	(110,462)
Operating Lease	(4,601)	(4,590)
Finance Lease	-	(2,065)
Accounts Payable and Accrued Expenses	(396,906)	59,239
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,058,795)	1,431,821

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(466,105)	(520,861)
Payments on Investments in Unigen	(35,000)	(45,000)
NET CASH USED IN INVESTING ACTIVITIES	(501,105)	(565,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(206,139)	(224,419)
Borrowings (Payments) on Notes Payable - Related Party	1,151,225	(100,000)
Payment of Dividends	(177,970)	(180,120)
Distributions to Non-Controlling Interest Holders	(394,645)	(692,298)
Repurchase of Treasury Stock	(45,187)	(455,138)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	327,284	(1,651,975)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,232,616)	(786,015)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,325,368	2,111,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,752	$1,325,368

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2025 AND 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2025, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $668,750 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2.

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

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware LLLP (the “Partnership”), and owned a 75.89% interest in the Partnership as of January 31, 2025 and 2024. As of January 31, 2025, the Partnership owned a 51.62% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity. As of January 31, 2025, non-controlling interest represented 48.38% interest in the InnSuites® hotel located in Tucson, Arizona, 78.10% interest in the InnSuites® hotel located in Albuquerque, New Mexico, and 24.11% in the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On January 31, 2025 and 2024, 211,755 Class A Partnership units were outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2025 and 2024, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2025 and 2024, the limited partners in the Partnership would receive 3,185,793 Shares of Beneficial Interest of the Trust. As of January 31, 2025, and 2024, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

On January 31, 2025, the total IHT Shares of Beneficial Interest are 8,763,485. Total Class A and Class B RRF Limited Partnership units are 3,185,793. The total diluted shares that are convertible one for one is 11,949,278.

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

At a future date, the Trust may receive cash from hotel reservations, branding, and energy operations and/or full or partial sale of one or both hotels, and/or full or partial sale of its UniGen diversification investment.

As of January 31, 2025, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1.15 million. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of January 31, 2025, the Trust had an amount payable of the Related Party Notes Payable of approximately $1,151,000.

As of January 31, 2025, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of January 31, 2025.

With approximately $93,000 of cash as of January 31, 2025, the availability of the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Years ended January 31, 2025, and January 31, 2024, respectively.

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

During the Fiscal Year ended January 31, 2025, 35,000 warrants were exercised for $35,000 and in return the Trust received 35,000 shares of UniGen. As of January 31, 2025, the Trust owned 575,000 shares of common stock in UniGen Power, Inc. (UniGen), a non-affiliated privately held entity, at a cost of $668,750. As of January 31, 2025, the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UniGen had limited operations and was still in the start-up and research and development stage. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $4,000 in the allowance for doubtful accounts for the Fiscal Years ended January 31, 2025 and 2024.

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

Additionally, in Fiscal Year 2024 (February 1, 2023 to January 31, 2024), 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees. The shares were fully vested at January 31, 2025.

The following table summarizes restricted share activity during Fiscal Years 2024 and 2025.

	Restricted Shares
	Shares	Price on Date of Grant
Balance at January 31, 2022	-	-
Granted	38,000	$2.08
Vested	(38,000)	$2.08
Forfeited	-
Balance of unvested awards at January 31, 2023	-

Granted	46,000	$1.20
Vested	(40,480)	$1.20
Balance of unvested awards at January 31, 2024	5,520

Granted
Vested	(5,520)	$1.20
Balance of unvested awards at January 31, 2025	-

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

DIVIDENDS AND DISTRIBUTIONS

In Fiscal Years 2025 and 2024, the Trust paid a semi-annual dividend of $0.01 per share each, at the beginning of the first Fiscal quarter and at the end of the second Fiscal quarter for a total annual dividend of $0.02 for each Fiscal Year in the amounts of $177,970 and $180,120, respectively. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted dividends annually for 55 consecutive years since the Trust registered in 1971, and listed with the NYSE.

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

For the Fiscal Years ended January 31, 2025 and 2024, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the years ended January 31, 2025 and 2024. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the years ended January 31, 2025 and 2024 and are excluded in the calculation of diluted earnings per share for those periods.

SEGMENT REPORTING

It has been determined that the Trust hotel ownership, Operations, and Management Services are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies of the Hotel Operations and Hotel Management Services segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the Hotel Operations and Hotel Management Services segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Trust’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit, net earnings and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Trust. Profitability is important to the Trust’s ability to grow and expand operations and strategic initiatives. The Trust does not have any operations or sources of revenue outside of the United States. The Trust does not have any customer representing more than 10% of total revenues for any period presented. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $311,000 and $316,000 for the twelve months ended January 31, 2025 and 2024, respectively, and is reported in the consolidated Statement of Operations.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as an Administrative Manager of Albuquerque, coordinating the offering and sale of Class A Interests to qualified third parties. REF, IHT, and other REF Affiliates may purchase Interests from time to time. Rare Earth, as a General Partner of the Albuquerque entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. As part of this offering, Rare Earth was paid $200,000 for a restructuring fee which was recorded in Equity. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the Fiscal Year ending January 31, 2025 and 2024, the Trust purchased a net of 0 units, and sold 2 units, respectively.

As of January 31, 2025, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.17% interest, or approximately 1 Class C units, and other parties held a 77.93% interest, or approximately 471.5 Class A units. For the Fiscal Year ended January 31, 2025, the Albuquerque entity made quarterly Priority Return payments.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. RRF LLLP will continue to provide management, licensing and reservation services to the Tucson, Arizona property, as well as the Albuquerque, New Mexico property.

As of January 31, 2025, the Partnership held a 51.62% ownership interest, or 413.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.25% interest, or approximately 2 Class C units, and other parties held a 48.13% interest, or approximately 385.5 Class A units. For the Fiscal Year ended January 31, 2025, the Tucson entity made quarterly Priority Return payments.

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

During the Fiscal Years ended January 31, 2025, and January 31, 2024, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted, respectively. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assets and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2025	2024
Assets
Cash	$(24,551)	$136,405
Accounts Receivable	(23,757)	12,650
Prepaid Expenses and Deposits	4,129	9,689
Employee Retention Credit	616,764	-
Hotel Properties, Net	940,421	995,235
Operating Lease -Right of Use	2,067,761	2,088,693

Total Assets	$3,580,767	$3,242,672

Liabilities
Accounts Payable and Accrued Expenses	$1,532,757	$899,921
Operating Lease Liability (ASC 842)	2,229,807	2,255,341
Mortgage Notes Payable	1,156,433	1,204,481
Total Liabilities	$4,918,997	$4,359,743

Equity	(1,338,230)	(1,117,071)

Liabilities & Equity	$3,580,767	$3,242,672

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

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the previously extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has matured. However, IHT is currently in discussions for a further extension/modification.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2026	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	There were past negative impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable, partly because IBC focus is on independent hotels. Half of the world’s hotels are non-affiliated hotels. There are only two major hotel reservation systems, both with multi-billion dollar valuation, which are both focused on affiliated hotels.

As of January 31, 2025, management evaluated the carrying value of the note determined no impairment is needed at this time. This is detailed further with ongoing discussions of an extension, which allows time for IBC to benefit from the current strong travel, hospitality services, hotel branding, and hotel reservations currently being experienced.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total approximately 2 million UniGen shares, which amounts up to approximately 15-20% of fully diluted UniGen equity.

Certain stock option warrants have expired, but may be extended to secure additional funds as part of the current UniGen effort to raise additional capital, and complete the first two prototypes.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT could hold up to approximately 15-20% of UniGen fully diluted equity ownership.

During the year ended January 31, 2025, the Trust reinvested $35,000 of interest income to exercise 35,000 warrants for 35,000 shares of common stock in UniGen. These warrants were exercised entirely in the First Fiscal Quarter of 2025, during the three months ended April 30, 2024.

During the Second Fiscal Quarter (May 1, 2024 to July 31, 2024), three months ended July 31, 2024, as well as the Third Fiscal Quarter (August 1, 2024 to October 31, 2024), three months ended October 31, 2024, and Third Fiscal Quarter (November 1, 2024 to January 31, 2025), the Trust did not receive any interest income from UniGen.

As of January 31, 2025, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the developmental R&D phase.

UniGen Power Inc. (UPI), progress of the UPI efficient clean energy innovation is as follows:

1. UniGen has stated they have completed 61% of engineering, and is now focused on raising additional capital, which is an ongoing process. IHT may participate, at a future date.

2. Due to an increasingly unreliable American power grid, increasing demand for electric vehicles, increasing demand for data center power, Artificial Intelligence electricity demand, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown. The market for total electricity in the U.S. is projected to double over the next five years. UniGen previously increased the MSP planned power plant price. The initial order for thirty units has been reaffirmed.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They hold two of the five Board of Directors seats or 40% and were elected in December 2019 to serve on the board of UniGen. This product is a potentially power industry disruptive relatively clean energy generation innovation.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

8. PROPERTY AND EQUIPMENT

As of January 31, 2025 and January 31, 2024, hotel properties consisted of the following:

HOTEL SEGMENT

	January 31, 2025	January 31, 2024
Land	$2,500,000	$2,500,000
Building and improvements	11,225,376	11,094,373
Furniture, fixtures and equipment	4,792,854	4,450,747
Total hotel properties	18,518,230	18,045,120
Less accumulated depreciation	(11,729,945)	(11,028,366)
Hotel properties, net	6,788,285	7,016,754

As of January 31, 2025 and January 31, 2024, property and equipment consisted of the following:

CORPORATE PP&E

	January 31, 2025	January 31, 2024
Land	$-	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	475,545
Less accumulated depreciation	(445,211)	(441,107)
Property, Plant and Equipment, net	$23,329	$34,438

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2025, and 2024, prepaid expenses and other current assets consisted of the following:

	January 31, 2025	January 31, 2024
Tax and Insurance Escrow	$57,752	$162,290
Deposits	-	-
Prepaid Insurance	95,532	64,963
Prepaid Workman’s Compensation	592	1,799
Miscellaneous Prepaid Expenses	45,357	81,839
Total Prepaid Expenses and Current Assets	$199,233	$310,891

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2025 and 2024, accounts payable and accrued expenses consisted of the following:

	January 31, 2025	January 31, 2024
Accounts Payable	$196,261	$225,384
Accrued Salaries and Wages	80,629	234,099
Accrued Vacation	10,000	10,000
Advanced Deposits		1,500
Accrued Property Taxes	113,527	219,689
Sales Tax Payable	52,284	140,318
Accrued Other	199,923	218,540
Total Accounts Payable and Accrued Expenses	$652,624	$1,049,530

11. MORTGAGE NOTES PAYABLE

On January 31, 2025, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2025 was 4.69%.

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

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $ 3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“liquidity”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of January 31, 2025, and January 31, 2024 the mortgage loan balance was approximately $7,888,000, and $8,046,000, respectively, net of financing fees of approximately $89,000 and $93,000, respectively. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. The current rate for this note was adjusted to 7.3%, in December of 2024. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2025, and January 31, 2024 the mortgage loan balance was approximately $1,156,000, and $1,204,000, respectively, net of financing fees of approximately $9,000 and $11,000, respectively. The mortgage note payable is due in monthly installments of approximately $9,000 per month.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2025:

	2025	2024

Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $5.8 million at January 31, 2025.	$7,888,013	$8,046,104

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $0.9 million at January 31, 2025.	1,156,433	1,204,481

Totals:	$9,044,446	$9,250,585

Total interest expense on mortgage notes payable was approximately $476,000 and $324,000 for the Fiscal Years ended January 31, 2025 and 2024, respectively.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2025. The balance as of January 31, 2025 and 2024 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in January 2027. The balance as of January 31, 2025 and 2024 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in January 2027. The balance as of January 31, 2025 and 2024 was $0.

13. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2025, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of January 31, 2025, and January 31, 2024, the Trust had an amount payable of approximately $1,151,000 and $0, respectively. During the Fiscal Years ended January 31, 2025 and 2024, the Trust accrued approximately $0, respectively, of interest expense.

14. OTHER NOTES PAYABLE

As of January 31, 2025, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2025, whichever occurs first. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2025.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2025.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2025 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2026	247,906	200,000	1,151,225	1,599,131
2027	260,999	270,000	-	530,999
2028	263,125	-	-	263,125
2029	274,685	-	-	274,685
2030	1,158,804	-	-	1,158,804
Thereafter	6,838,927	-		6,838,927
	$9,044,446	$470,000	$1,151,225	$10,665,671

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

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2025 consist of the following:

For the Year Ended
January 31, 2025
Operating Lease Costs:
Operating lease cost*	145,563

Supplemental cash flow information is as follows:

For the Year Ended
January 31, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,601)

Lease obligations:
Operating leases, net	$2,229,807
Long-term obligations	$2,202,995

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2025
Operating leases	31

Weighted average discount rate	4.85%
Operating leases

The aggregate annual lease obligations at January 31, 2025 are as follows:

For the Years Ending January 31,
2026	134,367
2027	134,379
2028	134,391
2029	134,403
2030	134,403
Thereafter	3,858,452
Total minimum lease payments	$4,530,395
Less: amount representing interest	2,300,588
Total present value of minimum payments	2,229,807
Less: current portion	$26,812
Long term portion of operating lease liability	2,202,995

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

For the years ended January 31, 2025 and 2024, the Trust repurchased 28,337 and 265,087 Shares of Beneficial Interest at an average price of $1.59 and $1.72 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase approximately an additional 200,000 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforward of approximately $7M at January 31, 2025. In 2005, the Trust had an ownership change within the meaning of the Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the Federal and State Tax Returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets at January 31,

	2025	2024
Net operating loss carryforwards	$3,053,465	$2,113,926
Bad debt allowance	-	-
Accrued expenses	(2,622)	(2,622)
Syndications	2,923,000	2,923,000
Prepaid insurance	95,532	64,963
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	6,120,375	5,150,267

Deferred income tax liability associated with book/tax	(1,785,672)	(1,848,478)
Net deferred income tax asset	4,334,703	3,301,790
Valuation Allowance	(4,334,703)	(3,301,790)
	-	-

Income taxes for the year ended January 31,

	2025	2024
Current income tax provision (benefit)	355	(100)
Deferred income tax benefit	(392,348)	(213,744)
Change in valuation allowance	392,348	213,744
Net income tax expense (benefit)	355	(100)

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2025
	Amount	Percent
Federal statutory rates	$(248,329)	21%
State income taxes	(61,670)	5%
Change in valuation allowance	(428,200)	36%
True-up in prior year returns	-	0%
Effective Rate	-	62%

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2024
	Amount	Percent
Federal statutory rates	$(236,478)	21%
State income taxes	(58,727)	5%
Change in valuation allowance	(213,700)	19%
True-up in prior year returns	-	0%
Effective Rate	-	45%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $6.1 million which includes cumulative net operating loss carryforwards of $3.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2025. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $4.3 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2025 and January 31, 2024, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of January 31, 2025 and January 31, 2024, Mr. Wirth and his affiliates held 6,250,296 Shares of Beneficial Interest in the Trust, respectively, which represented 73.20% and 71.09% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2025 and January 31, 2024, the Trust owned 75.89% of the Partnership. As of January 31, 2025, the Partnership owned a 51.62% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

During the Fiscal Years ended January 31, 2025 and 2024, the Trust paid Berg Investment Advisors $6,000 and $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving up to approximately $37,000, per year plus bonuses.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2025 and 2024:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$9,044,446	$2,526,695	$9,250,585	$2,833,263
Other Notes Payable	$470,000	$470,000	$470,000	$470,000
Notes Payable - Related Party	$1,151,225	$1,151,225	$-	$-

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2025	2024
Cash Paid for Interest	$454,000	$479,000

Notes Payable	$22,000	$21,000

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the Fiscal Years 2025 and 2024, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $209,000 and $201,000 for the Fiscal Years ended January 31, 2025 and 2024, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2024. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

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

23. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $26,400. These restricted 22,000 shares, (6,000 each to the three Independent Trustees at the beginning of the Fiscal Year; 4,000 additional shares for a newly appointed and vote-approved replacement Trustee, for the deceased Trustee Mr. J.R. Chase), vest in equal monthly amounts during Fiscal Year 2025.

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

Fiscal Year 2025, starting February 1, 2024 and ending January 31, 2025, confirmed a significant strong rebound and encouraging progress. The start of Fiscal Year 2026, starting February 1, 2025 and ending January 31, 2026, has shown no ill effects from the pandemic.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is now at full recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2026, (February 1, 2025 to January 31, 2026).

25. EMPLOYEE RETENTION TAX CREDIT

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

As a result of both legislative acts, the Trust has been and/or is expected to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust conservatively placed an amount equal to approximately 12% of this total as a Tax Credit Receivable and/or Tax Refund on the Balance Sheet and Income statement, respectively, for the Fiscal Years ended January 31, 2025 and 2024, respectively. As of January 31, 2025, IHT has received approximately $1.5 million, and is working to receive additional funds during the Fiscal Year ended January 31, 2026.

26. GOING CONCERN

InnSuites Hospitality Trust Fiscal Year 2025 was its first Fiscal Year with a loss in the last four Fiscal Years, dating back to Fiscal Year ended 1/31/21. Going forward, IHT is focused on cost cutting at a time of increased tariff/economic uncertainty. For example, the Tucson Hotel specifically incurred annualized insurance costs totaling approximately $450,000 in Fiscal Year 2025, just ended. Those insurance-related costs have been reduced significantly to approximately $100,000 for the current Fiscal Year 2026, resulting in savings of approximately $350,000. Fiscal 2025 also included several one-time non-cash adjustments including adjusting Hotel Frequent Traveler Rewards, and property tax accruals. Modest improvements in total hotel revenue, improved operating profits due to cost cutting measures, the potential of the aforementioned various diversification opportunities, and being listed on the NYSE-American provide positive equitable assets, and all bode well for the continued success of the Trust. We believe that the Trust will once again be profitable in future years, especially with the potential success of and maturing of diversification investments.

27. BEST WESTERN REWARDS CREDITS

During the Fiscal Year ended January 31, 2025, the Trust recorded approximately $209,000 in Best Western Rewards credits, consisting of approximately $82,000 related to Albuquerque Suite Hospitality LLC and approximately $128,000 related to Tucson Hospitality Properties LLLP. These were primarily related to guest free night vouchers.

28. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2025 and 2024, the Trust paid dividends of $0.01 per share per share in each of the first and second quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on July 31, 2024, as well as February 5, 2025, and is once again anticipated for August 1, 2025.

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

Rare Earth Financial LLC (REF), an affiliate majority-owned by our President and CEO, James Wirth, entered into an agreement with the Obasa Group of Companies, on March 5, 2025, to purchase 102037739 Saskatchewan Ltd, and its subsidiary IBC. RRF LLLP, a subsidiary of IHT, agreed to become the Management Company of IBC, in an effort to rekindle earlier operations that were partially successful, until the Covid-19 pandemic in early 2020. The Note Payable to IHT was extended until June 30, 2030, with interest to be paid at 3.25%. REF intends to make any outstanding interest payments potentially due in Fiscal Year 2026 (February 1, 2025 to January 31, 2026). As part of the Management Agreement, RRF obtained a five-year option to purchase IBC at the net cost of REF. If the rekindling of IBC is successful, this option could prove to be a valuable asset of IHT in the future.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record revenue and Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2025. Increased record results are expected for the two hotels, during the Fiscal Year 2026, ending January 31, 2026. Total Revenues increased to approximately $7.6 million. IHT hotel operations contributed to a solid start in the current 2026 Fiscal Year (February 1, 2025, through January 31, 2026), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February, and March of the current Fiscal Year. Combined Revenue for both hotels was approximately $1.6 million for the First Two Fiscal Months of Fiscal 2026, a new combined record level.

The Trust made a change with their External Auditor and outside Tax Preparation Service Provider on May 17, 2024, hiring the BCRG Group for the Fiscal Year 2025, and continuing in Fiscal Year 2026.

InnSuites lost a long-time Board of Trustee Member, and dear friend, Mr. J.R. “Ronee” Chase, who passed away suddenly and unexpectedly on June 14, 2024. Mr. Chase had been temporarily replaced as a Trustee by Mr. Michael G. Marchi. Mr. Marchi assumed the role performed by Mr. Chase effective June 19, 2024, and was re-elected at the 2025 Fiscal Year Annual Shareholder Meeting, on August 14, 2024. Mr. Marchi was issued 4,000 Shares of IHT Stock on June 20, 2024.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of January 31, 2025.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of January 31, 2025.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust previously increased its technical accounting expertise through an increasingly seasoned Chief Financial Officer, and in Fiscal Years 2023/2024 promoting its Corporate Controller, and employing one or more full-time Senior Staff Accountants to assist with the Trust’s technical accounting and internal control issues. The CFO has extensive public company reporting experience, to further assist with the Trust’s technical accounting and internal controls.

We have taken several appropriate and reasonable additional steps, as outlined above, to make the necessary improvements to our Accounting staff and internal control over financial reporting, which resulted in management providing the support previously needed with the additional hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This additional staffing and training has allowed us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions;
●	IHT previously strengthened the position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight; and

●	IHT previously filled the position of Controller, which has further assisted with the Trust’s internal controls oversight, and process accounting.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2025, and early Fiscal Year 2026. Additional strengthening did take place in the balance of the current Fiscal Year 2025, as well as well as the current Fiscal Year 2026.

Our management believes that our financial statements included in this Annual Report on Form 10-K for the Fiscal Year ended January 31, 2025 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during our most recently completed Fiscal Quarter ended January 31, 2025, that have materially positively affected, or are reasonably likely to positively materially affect, our internal control over financial reporting. With the several additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Name	Principal Occupations During Past Five Years, Age as of April 30, 2025 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2025

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 79.

Mr. Wirth has significant real estate and hotel industry experience, including Division President of Ramada Hotels, Inc., and extensive experience with the Trust. He holds a B.S. in Economics and Mathematics with distinction from the University of Arizona, Eller School of Business. He holds an MBA from Carnegie Mellon University, Tepper School of Business as a Mellon Fellow. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 27 years.

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

January 31, 2013

Trustee Whose Term Expires in 2026

Steven S. Robson (1)(2)(3)(6)

Owner of Scott Homes, residential real estate developers. Age: 68.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 26 years.

June 16, 1998

Trustees Whose Terms Expire in 2027

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 27 years. Age: 73.

January 30, 1998
Michael G. Marchi (1)(2)(3)(5)

Partner with CEO Coaching International, working with world leading CEO’s. Business experience includes President Kohler Kitchen and Bath Americas, President/CEO of Grohe Americas, COO American Standard, Kohler Supply Chain Director, Senior Vice President of Citibank. 17 years with four General Electric divisions.

Education MBA DePaul University. BS Economics and Marketing Elmhurst University. Harvard Business School GE Managerial Development Program.

Former Director Uponor, public Nasdaq. Age: 65.

June 19, 2024

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

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously. Age: 52.

We request that all of our Trustees attend our Annual Meetings of Shareholders. Board attendance was high, for each of the meetings held by the Board of Trustees and the Committees during Fiscal Year 2025. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management.

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

The Governance and Nominating Committee will consider shareholder recommendations for Trustee nominees. A shareholder who wishes to suggest a Trustee nominee for consideration by the Governance and Nominating Committee should send a resume of the nominee’s business experience and background to Mr. Michael Marchi, Chairperson of the Governance and Nominating Committee, InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board of Trustees Nominee.”

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

Date of 2025 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2025 Annual Meeting will tentatively be held on August 14, 2025. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2025 Annual Meeting will be on or before July 1, 2025, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2025 Annual Meeting. A shareholder who wishes to present a proposal at the 2025 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2025. When the date for the 2025 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during Fiscal Year 2025.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the Fiscal Years ended January 31, 2024, and 2023 with the management of the Trust. In addition, the Audit Committee has discussed with BCRG Group (“BCRG”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees.

The Audit Committee has also received and reviewed the written disclosures and the letters from BCRG, required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with BCRG their respective independence from the Trust, including the compatibility of any non-audit services with BCRG’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the Fiscal Year ended January 31, 2024.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

Jessie Ronnie Chase (Effective through June 14, 2024)

Michael G. Marchi (Effective June 19, 2024)

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the Fiscal Year ended January 31, 2025, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during Fiscal Year 2025. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary, and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for Fiscal Year 2025, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for Fiscal Years 2025 and 2024, Mr. Wirth’s annual base salary remained set at $153,060. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2025 Bonuses

Fiscal 2025 – Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full Fiscal Year ended January 31, 2025 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

Fiscal 2025 - Performance-Based Cash Bonuses

Our executive officers are eligible to receive discretionary cash bonuses under the General Manager Bonus Plan equal to 25% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter, ($8,000 per year), and a potential maximum year-end bonus of $11,000, a risk management bonus of $1,000 and a discretionary excellent property inspection bonus up to $1,000.

In Fiscal Year 2024 ending January 31, 2024, the Board approved a stock bonus of up to 3,000 shares for the CFO, Controller, and our Independent Consultant. In addition, our Director of Hotel Operations and IT/Technology Manager each were approved for up to 2,000 shares.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for Fiscal Year 2025 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2025	$2,500
Second Quarter – Fiscal Year 2025	$0
Third Quarter – Fiscal Year 2025	$2,000
Fourth Quarter – Fiscal Year 2025	$0
Year End – Fiscal Year 2025	$7,500

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

Fiscal Year 2025 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our Fiscal Years ended January 31, 2025 and 2024:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($)(3)	($)(4)	($)(1)(2)	($)

James F. Wirth,	2024	153,060		4,629		157,689
Chief Executive Officer	2025	123,577		3,075		126,652

Sylvin R. Lange,	2024	97,375		5,475	1,125	103,975
Chief Financial Officer	2025	107,735		4,040	500	112,275

Marc E. Berg,	2024	67,134		4,629	1,200	72,963
Executive Vice President	2025	55,515		3,075	500	58,590

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $4,020 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, and Mr. Lange receive a monthly travel expense reimbursement of $100. For the Fiscal Year ending January 31, 2024, Mr. Berg, and Mr. Lange received $1,200, and $1,125 respectively in expense reimbursement. For the Fiscal Year ending January 31, 2025, Mr. Berg, and Mr. Lange received $500, and $500, respectively.

(3) From time to time, Mr. Berg receives a discretionary bonus approved by the Compensation Committee team, related to his efforts resulting in the sales of Hotels. $0 was paid during the Fiscal Year ended January 31, 2025, and Fiscal Year ended January 31, 2024, respectively.

(4) During Fiscal Year ending January 31, 2025 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2025 – Performance Based Cash Bonuses of $3,075, $3,075, and $4,040, respectively. During Fiscal Year ending January 31, 2024 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2024 – Performance Based Cash Bonuses of $4,629, $4,629, and $5,475, respectively.

During Fiscal Year 2025 and 2024, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2025 and 2024. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2025 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2025 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our Fiscal Year 2025. As of January 31, 2025, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our Fiscal Year 2025, on February 15, 2024, we issued 9,000 additional restricted Shares (with the aggregate grant date fair value of $10,800 (per grant) to each of Messrs. Kutasi, Chase, and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our Fiscal Year ended January 31, 2025. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Total Number of IHT Shares Awarded (#)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	6,000	$0	$7,200	$7,200
Steven S. Robson	6,000	$0	$7,200	$7,200
JR Chase	6,000	$0	$7,200	$7,200
Michael G. Marchi	4,000	$0	$4,800	$4,800

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the Fiscal Years ended January 31, 2025 and 2024. The Stock Awards were based on a stock price of $1.20 which was the closing price of the Trust’s Shares of Beneficial Interest as of May 15, 2023. The Board of Trustees met on May 15, 2023, and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 8,763,485 Shares of Beneficial Interest issued and outstanding as of April 30, 2025. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Beneficial Ownership of Trustees, and Executive Officers

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers (as of April 30, 2025)

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	6,251,296	71.33%
Marc E. Berg	53,475	*
Sylvin R. Lange	15,750	*
JR Chase	77,657	*
Leslie T. Kutasi	95,000	*
Steven S. Robson	174,200	1.99%
Michael G. Marchi	4,000	*
Trustees and Executive Officers as a group (seven persons)	6,671,378	76.12%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 30 days following May 1, 2025.
(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,530,341 Shares that are voted separately by Mr. Wirth, and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, convertible one to one into IHT Shares of Beneficial Interest. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2025:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships, or arrangements in Fiscal Year 2025 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, RRF Limited Liability Limited Partnership (RRF). Under the management agreements, RRF manages the daily operations of the Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, RRF, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, RRF LLLP, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, see Notes 3 and 4 of our consolidated financial statements.

Financing Arrangements and Guarantees

On June 30, 2022, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2025 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,195,000 during the Fiscal Year ended January 31, 2025. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the Fiscal Year ended January 31, 2025 was $0 of expense, and for the Fiscal Year ended January 31, 2024 was $17,000 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $1,151,225 and $0, at January 31, 2025 and 2024, respectively, all of which is considered a Long-Term Note Payable.

As of January 31, 2025, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2025, whichever occurs first. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2025.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2025.

Other Related Party Transactions

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides IT Technology support services to the Trust, receiving up to approximately $37,000 annual salary.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the Fiscal Years ended January 31, 2025, and 2024, for professional services rendered by BCRG Group and BF Borgers CPA PC:

	2025	2024
Audit Fees (1)	$188,500	$104,500
Tax Fees (2)	2,000	25,750
Other Fees	-	-
Total	$190,500	$130,250

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)	“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the Fiscal Years ended January 31, 2025 and 2024 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain BCRG Group, to perform the tax return preparation, for tax years 2024 and 2025, for all entities within the Trust.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently BCRG Group. Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the Fiscal Year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

Exhibit Number	Exhibit
10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

Exhibit Number	Exhibit
10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

Exhibit Number	Exhibit
10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.65	Purchase and Sale Agreement by and between 102037739 LTD and Rare Earth Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

Exhibit Number	Exhibit
11.05	Appointment of CFO Sylvin R, Lange by InnSuites Hospitality Trust (Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers on Form 8-K, filed with the Securities and Exchange Commission September 9, 2020).

21	Subsidiaries of the Registrant.

22	Consent of BCRG Group, CPAS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: April 30, 2025	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2025	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2025	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2025	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: April 30, 2025	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2025	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2025	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 30, 2025	By:	/s/ Michael G. Marchi
Michael G. Marchi, Trustee

