Form 10-Q
period 2025-07-31
INNSUITES HOSPITALITY TRUST
filed 2025-09-12
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2025

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2025, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $4,293,062

Number of outstanding Shares of Beneficial Interest, without par value, as of September 12, 2025: 8,791,300.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2025	JANUARY 31, 2025
ASSETS
Current Assets:
Cash	$206,941	$92,752
Accounts Receivable	79,542	194,943
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	170,984	199,233
Total Current Assets	1,690,994	1,720,455
Property and Equipment, net	6,856,135	6,811,614
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,056,825	2,067,761
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	668,750	668,750
TOTAL ASSETS	$14,197,704	$14,193,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$616,604	$652,624
Current Portion of Mortgage Notes Payable, net of Discount	254,317	241,709
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Notes Payable to Banks	79,878	-
Current Portion of Operating Lease Liability	20,479	26,812
Total Current Liabilities	1,441,278	1,391,145
Notes Payable - Related Party	1,715,750	1,151,225
Mortgage Notes Payable, net of Discount	8,645,979	8,802,737
Operating Lease Liability, net of current portion	2,196,084	2,202,995
TOTAL LIABILITIES	13,999,091	13,548,102

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,024,206 and 8,988,804 shares issued and 8,791,300 and 8,763,485 shares outstanding at July 31, 2025 and January 31, 2025, respectively	4,882,885	5,470,050
Treasury Stock, 232,906 and 225,319 shares held at cost at July 31, 2025 and January 31, 2025, respectively	(917,425)	(917,425)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,965,460	4,552,625
NON-CONTROLLING INTEREST	(3,766,847)	(3,907,147)
TOTAL EQUITY	198,613	645,478
TOTAL LIABILITIES AND EQUITY	$14,197,704	$14,193,580

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2025	2024
REVENUE
Room	$3,846,338	$4,008,662
Food and Beverage	55,922	48,263
Other	102,375	77,437
TOTAL REVENUE	4,004,635	4,134,362

OPERATING EXPENSES
Room	1,307,886	1,364,893
Food and Beverage	55,448	51,358
General and Administrative	998,595	1,125,721
Sales and Marketing	233,557	250,250
Repairs and Maintenance	217,405	215,535
Hospitality	308,008	308,852
Utilities	185,795	207,800
Depreciation	370,570	346,080
Real Estate and Personal Property Taxes, Insurance and Ground Rent	327,129	364,520
Other	16,546	14,863
TOTAL OPERATING EXPENSES	4,020,939	4,249,872
OPERATING LOSS	(16,304)	(115,510)
Other Income	1,500	14,828
Interest Income	-	15,151
TOTAL OTHER INCOME	1,500	29,979
Interest on Mortgage Notes Payable	269,121	235,280
Interest on Other Notes Payable	11,946	10,576
TOTAL INTEREST EXPENSE	281,067	245,856
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT VOUCHER EXPENSE AND INCOME TAX BENEFIT	(295,871)	(331,387)
BW Rewards Guest Voucher Expense	(66,358)	-
Income Tax Benefit	240	-
CONSOLIDATED NET LOSS	$(361,989)	$(331,387)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$150,223	$196,029
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(512,212)	$(527,416)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.06)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,715,068	8,761,505

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2025	2024
REVENUE
Room	$1,721,666	$1,772,184
Food and Beverage	25,478	25,609
Other	51,728	42,599
TOTAL REVENUE	1,798,872	1,840,392

OPERATING EXPENSES
Room	646,951	700,328
Food and Beverage	29,361	23,194
General and Administrative	530,829	519,267
Sales and Marketing	106,637	134,679
Repairs and Maintenance	108,472	109,638
Hospitality	149,527	154,123
Utilities	100,202	110,140
Depreciation	188,270	173,038
Real Estate and Personal Property Taxes, Insurance and Ground Rent	168,990	201,941
Other	8,333	-
TOTAL OPERATING EXPENSES	2,037,572	2,126,348
OPERATING LOSS	(238,700)	(285,956)
Other Income	750	4,161
Interest Income	-	39
TOTAL OTHER INCOME	750	4,200
Interest on Mortgage Notes Payable	123,858	122,959
Interest on Other Notes Payable	6,006	5,287
TOTAL INTEREST EXPENSE	129,864	128,246
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT VOUCHER EXPENSE AND INCOME TAX BENEFIT	(367,814)	(410,002)
BW Rewards Guest Voucher Expense	(33,205)	-
Income Tax Benefit	-	-
CONSOLIDATED NET LOSS	$(401,019)	$(410,002)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(9,839)	$(39,119)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(391,180)	$(370,883)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,820,159	9,215,629

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

Net Loss		(391,180)			(391,180)	(9,839)	(401,019)
Shares of Beneficial Interest Issued for Services Rendered	18,000	12,960			12,960		12,960
Dividends		(87,913)			(87,913)		(87,913)
Reallocation of Non-Controlling Interests and Other	9,815		7,587		-	77	77
Balance, July 31, 2025	8,791,300	$4,882,885	232,906	$(917,425)	$3,965,460	$(3,766,847)	$198,613

FOR THE SIX MONTHS ENDED JULY 31, 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss		(378,866)			(378,866)	(39,119)	(417,985)
Purchase of Treasury Stock	(9,881)		9,881	(19,694)	(19,694)		(19,694)
Dividends		(90,237)			(90,237)		(90,237)
Distribution to Non-Controlling Interests					-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,421,402	225,319	$(917,425)	$5,503,977	$(3,545,148)	$1,958,829

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$(361,989)	$(331,387)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	12,960	-
Depreciation	370,570	346,080
Changes in Assets and Liabilities:
Accounts Receivable	115,401	71,408
Prepaid Expenses and Other Assets	28,249	(456,465)
Operating Lease	(2,308)	(2,301)
Accounts Payable and Accrued Expenses	(36,020)	(131,347)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	126,863	(504,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(415,091)	(251,939)
Payments on Investments in Unigen	-	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(415,091)	(286,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(144,150)	(116,688)
Borrowing (Payments) on Notes Payable - Related Party	564,525	365,000
Borrowing on Notes Payable to Banks	79,878	-
Payment of Dividends	(87,836)	(90,237)
Distributions to Non-Controlling Interest Holders	-	(229,272)
Sale of Ownership Interest in Subsidiary, net	(10,000)	-
Repurchase of Treasury Stock	-	(45,187)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	402,417	(116,384)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,189	(907,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,752	1,325,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,941	$418,033

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2025, AND JANUARY 31, 2025

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2025 AND 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2025, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT). The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $668,750 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

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

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of July 31, 2025 and January 31, 2025, respectively. The Trust’s weighted average ownership for the three months ended July 31, 2025 and 2024 was 75.89%, respectively. As of July 31, 2025, the Partnership owned a 51.75% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF LLLP, an IHT subsidiary, manages the Hotels’ daily operations under 2 hotel management agreements. In addition, RRF manages the IBC Hotels, LLC entity, as well. RRF also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust and RRF Partnership have been eliminated in consolidation.

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

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On July 31, 2025 and January 31, 2025, 211,755 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of July 31, 2025 and January 31, 2025, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on July 31, 2025 and January 31, 2025, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of July 31, 2025, and January 31, 2025, the Trust owns 10,025,724 general partner units in the Partnership, representing 75.89% of the total Partnership units.

LIQUIDITY

The Trust’s two principal sources of cash to meet its cash requirements is revenues from hotel room/suite sales, and from RRF Management fees. The Trust’s liquidity, including our ability to make distributions to its shareholders, to service debt, and to invest in hotels, independent hotels reservation services, and energy diversification, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and RRF management fees, as well as to generate funds from repayment of intercompany advances, sale of assets, and return on diversification investments.

At a future date, the Trust may receive cash from independent hotel reservation services, and energy operations and/or full or partial refinance or sale of one or both hotels, and/or full or partial sale of its interest in IBC or UniGen diversification investment.

As of July 31, 2025, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1.7 million. The Demand/Revolving Line of Credit/Promissory Note interest at 7.0% per annum, requiring interest only payments, which have been paused. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of July 31, 2025, the Trust had three Revolving lines of Credit totaling $250,000 with the Pima Federal Credit Union. The lines had an approximately $80,000 balance as of July 31, 2025.

With approximately $207,000 of cash, as of July 31, 2025, the availability of approximately $300,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Pima Federal Credit Union, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months or more from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, sale or refinance of other investments, expansion of financing through the related party note, Demand/Revolving Line of Credit, and potential improved profitability and cash flow from hotels, independent hotels management, reservation services, and energy. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in selling properties, merging, improving operations profitability and/or cash flow, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to raise additional funds from affiliates, to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable, or raise additional equity capital.

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

Operating results for the six months ended July 31, 2025, are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2025.

The Trust has evaluated subsequent events through the date of the filing of its Q1 and Q2 Form 10-Q with the Securities and Exchange Commission. The Trust changed Auditors and Transfer Agents in the 2025 Second Fiscal Quarter (May 1, 2024 to July 31, 2024). Other than those events disclosed including a new push into independent hotel reservations and services, and fluctuation in tariffs, economics, or business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended July 31, 2025.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free high-speed internet Wi-Fi, complimentary breakfast, and free parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is approximately $10,000 and $9,000 in the allowance for doubtful accounts for the six months ended July 31, 2025 and the Fiscal Year ended January 31, 2025.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT fully paid restricted Shares per year. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares, or from Treasury Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees. From time to time, the Trustees and key employees receive one-time fully paid restricted share grants, as well.

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

For the six months ended July 31, 2025 and 2024, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the years ended July 31, 2025 and 2024, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six months ended July 31, 2025 and 2024 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $147,000 and $180,000 for the six months ended July 31, 2025 and 2024 respectively, and is reported in the consolidated Statement of Operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principle or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The fair value hierarchy levels are as follows:

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants are exercised, shares from conversion of the note receivable and shares from the exercise of warrants, along with shares currently owned, could total up to approximately 2 to 2.5 million UniGen shares, which amounts up to approximately 15-20% of fully diluted UniGen equity.

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

As of July 31, 2025, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the developmental R&D phase.

UniGen Power Inc. (UPI), progress of the UPI efficient clean energy innovation is as follows:

1. UniGen has stated they have completed 61% of engineering, and is now focused on raising additional capital, which is an ongoing process. IHT may participate, at a future date.

2. Demand for the UniGen innovation has increased. Due to global tariffs, travel and economic events, an increasingly unreliable American power grid, increasing demand for electric vehicles, increasing demand for data center power, Artificial Intelligence projected electricity demand, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown. The market for total electricity in the U.S. is projected to double over the next five years. The initial order for thirty UniGen Power units has been reaffirmed.

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) both lack significant UniGen control. They hold two of the five UniGen Board of Directors seats or 40% and were elected in December 2019 to serve on the board of UniGen. The UniGen Power product is a potentially power industry disruptive relatively clean, efficient, energy generation innovation.

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

3. OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on April 30, 2025, with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year were cumulative until a certain date. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). For the six months ending July 31, 2025 and 2024, the Trust sold 0 units for $10,000 per unit, respectively.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and had priority for distributions. Class B units are owned by the Partnership and had second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and had the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year were cumulative until June 30, 2016. The Trust does not accrue for these distributions as the preference periods have expired. For the six months ending July 31, 2025 and 2024, the Trust purchased 1 and 0 units for $10,000 per unit, respectively.

For the Albuquerque entity, 0 Class A units were purchased back by the Trust during the six months ended July 31, 2025. As of July 31, 2025 and January 31, 2025, respectively, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 77.93% interest, or 471.5 Class A units. For the six months ended July 31, 2025, the Albuquerque entity made no quarterly Priority Return payments.

For the Tucson entity, as of July 31, 2025 and January 31, 2025, respectively, the Partnership held a 51.75% and 51.62% ownership interest, or 414.5 and 413.5 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% interest, or 2 Class C units, and other parties held a 48.00% and 48.13% interest, or 384.5 and 385.5 Class A units. For the six months ended July 31, 2025, the Tucson entity made no quarterly Priority Return payments.

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Trust as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

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

During the six months ended July 31, 2025 and the Fiscal Year ended January 31, 2025, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed, and on favorable terms.

5. PROPERTY AND EQUIPMENT

As of July 31, 2025, and January 31, 2025, hotel properties consisted of the following:

HOTEL SEGMENT
	July 31, 2025	January 31, 2025
Land	$2,500,000	$2,500,000
Building and improvements	11,408,644	11,225,376
Furniture, fixtures and equipment	5,024,677	4,792,854
Total hotel properties	18,933,321	18,518,230
Less accumulated depreciation	(12,099,254)	(11,729,945)
Hotel properties, net	6,834,067	6,788,285

As of July 31, 2025, and January 31, 2025, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	July 31, 2025	January 31, 2025
Land	$-	$-
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	468,540
Less accumulated depreciation	(446,472)	(445,211)
Property, Plant and Equipment, net	$22,068	$23,329

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Liability Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of July 31, 2025, and January 31, 2025 the mortgage loan balance was approximately $7,764,000, and $7,888,000, respectively, net of financing fees of approximately $87,000 and $89,000. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan had an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2025, and January 31, 2025, the mortgage loan balance was approximately $1,136,000, and $1,156,000, respectively, net of financing fees of approximately $8,000 and $9,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest of up to 7.0% per annum for both a payable and receivable, interest is due quarterly but was paused beginning in Fiscal Year 2025, matured on August 24, 2025, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of July 31, 2025, and January 31, 2025, the Trust had an amount payable of approximately $1,718,000 and $1,151,000, respectively. During the six months ended July 31, 2025 and 2024, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of July 31, 2025, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2025, whichever occurs first, and may be extended. The loan accrues interest at 5% with interest only payments made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of July 31, 2025.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of July 31, 2025.

See Note 10 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $150,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in November 2023, and matures in November 2025. The balance of this note payable is $25,000 as of July 31, 2025.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $50,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in January 2023 and again in January 2025, and matures in January 2027. The balance of this note payable is $21,000 as of July 31, 2025.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $50,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in January 2023 and again in January 2025, and matures in January 2027. The balance of this note payable is $33,000 as of July 31, 2025.

10. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2025 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE TO BANKS	NOTES PAYABLE - RELATED PARTY	TOTAL

2026	123,673	470,000	79,878	-	673,551
2027	260,999	-	-	1,715,750	1,976,749
2028	263,125	-	-	-	263,125
2029	274,685	-	-	-	274,685
2030	1,164,262	-	-	-	1,164,262
Thereafter	6,813,552	-	-		6,813,552
	$8,900,296	$470,000	$79,878	$1,715,750	$11,165,924

11. DESCRIPTION OF BENEFICIAL INTERESTS

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

For the six months ended July 31, 2025 and 2024, the Trust repurchased 0 and 18,456 Shares of Beneficial Interest at an average price of $0.00 and $1.38 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest from time to time, in compliance with applicable legal and NYSE AMERICAN requirements.

12. RELATED PARTY TRANSACTIONS

As of July 31, 2025, and January 31, 2025, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of July 31, 2025, and January 31, 2025, Mr. Wirth and his affiliates held 6,250,296 Shares of Beneficial Interest in the Trust, which represented 73.03% and 73.20% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2025, and January 31, 2025, the Trust owned 75.89% of the Partnership. As of July 31, 2025, the Partnership owned a 51.75% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the two Hotels and IBC Hotels, LLC, through the Trust’s majority-owned subsidiary, RRF LLLP (RRF). Under the management agreements, RRF manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving up to approximately $24,000, per year plus bonuses.

13. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $245,000 and $250,000 in cash for interest for the six months ended July 31, 2025 and 2024, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the six months ended July 31, 2025 and 2024, respectively. Cash paid for taxes for the six months ended July, 2025 and 2024 was $0, respectively.

14. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2025 and January 31, 2025, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations for the Albuquerque and Tucson Hotels, were approximately $112,000 and $92,000 for the six months ended July 31, 2025 and 2024, respectively. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

Litigation:

The Trust and/or its hotel affiliates, are involved from time to time in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s unaudited condensed consolidated financial position, results of operations or liquidity.

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

See Note 15 – Leases, for discussion on lease payment commitments.

15. LEASES

The Trust has operating leases for its corporate offices in Phoenix, Arizona and land leased in Albuquerque, New Mexico. The Trust’s corporate office lease is month to month. The Albuquerque Land lease is non-cancelable.

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

The following table presents the Trust’s lease costs for the six months ended July 31, 2025:

For the Six Months Ended
July 31, 2025
Operating Lease Costs:
Operating lease cost*	74,559

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Six Months Ended
July 31, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,308)

Lease obligations:
Operating leases, net	$2,216,563
Long-term obligations	$2,196,084

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2025
Operating leases	31

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of July 31, 2025 are as follows:

For the Years Ending January 31,
2026	67,183
2027	134,379
2028	134,391
2029	134,403
2030	134,416
Thereafter	3,858,439
Total minimum lease payments	$4,463,211
Less: amount representing interest	2,246,648
Total present value of minimum payments	2,216,563
Less: current portion	$20,479
Long term portion of operating lease liability	2,196,084

16. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. As compensation for our Fiscal Year 2026, (February 1, 2025 to January 31, 2026), on February 15, 2025, we issued 6,000 restricted Shares (with the aggregate grant date fair value of $7,200 per grant) to each of Messrs. Kutasi, Robson, and Marchi. These 18,000 Shares (6,000 each to the three Independent Trustees), vest in equal monthly amounts during Fiscal Year 2026.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

17. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement of its technology subsidiary, IBC Hotels LLC (IBC), to an unrelated third-party buyer (Buyer). As a part of the amended sale agreement, the Trust received a secured promissory note adjusted to the principal amount of $1,925,000 with interest accrued at 3.75% per annum, which is recorded in the accompanying consolidated balance sheet in continuing operations.

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has matured. However, RRF, the Management Subsidiary of IHT is currently the new Management Company of IBC, as of March 6, 2025, and further extended the Note to June 30, 2030, including interest modification to 3.25% payable at maturity, while also potentially pausing interest in part or in full, prior to the note extension.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2031	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	There were past negative impacts of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable, partly because IBC focus is on independent hotels. Half of the world’s hotels are non-affiliated independent hotels. There are only two major international hotel reservation systems, both with multi-billion dollar valuation, which are both focused on affiliated hotels.

As of July 31, 2025, management evaluated the carrying value of the note and determined no further impairment is needed at this time. This is detailed further with the aforementioned extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries.

IHT had no managerial control nor did IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT had no rights to any benefits or losses from IBC as of August 1, 2018.

On March 6, 2025, Rare Earth Financial (REF), an investment entity owned by the chairman and family of IHT chairman and majority IHT shareholder, purchased IBC Hotels, LLC, and hired RRF, LLLP (RRF), the management company subsidiary of InnSuites Hospitality Trust (IHT) to manage the rebirth of IBC using updated current technology, to benefit from the substantial unfulfilled need by independent hotels worldwide for independent hotel and resort reservations, Boutique branding, and related hotel services. In the process, RRF, a 76% owned subsidiary of IHT and manager of the two IHT hotels, was engaged as manager of IBC obtaining a five-year option to purchase, at cost, IBC Hotels, LLC . This option is believed to provide IHT a valuable opportunity, if successful, to profit from the revitalization of InnDependent Boutique Collection (IBC Hotels). The terms of the note were modified to extend maturity to June 30, 2030, and adjust the interest on the note to 3.25%, payable at maturity.

18. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $6.1 million which includes cumulative net operating loss carryforwards of $3.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2025. We have evaluated the net deferred tax asset and determined that it is more likely than not we will over time, receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $4.3 million.

19. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on our business, financial results and liquidity in Fiscal Year 2021, ended January 31, 2021. Its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021. We believe that lodging demand and revenue level have now recovered.

Fiscal Year 2025, starting February 1, 2024 and ending January 31, 2025, confirmed a significant strong rebound and encouraging progress. The start of Fiscal Year 2026, starting February 1, 2025 and ending January 31, 2026, has shown revenue is stable, but profits down somewhat as a result of inflation and increased costs.

20. EMPLOYEE RETENTION TAX CREDIT

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

As a result of both legislative acts, the Trust is anticipated to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits. As of July 31, 2025, IHT has received approximately $1.5 million, and is working to receive additional funds during the Fiscal Year ended January 31, 2026.

21. GOING CONCERN

InnSuites Hospitality Trust Fiscal Year 2025 was its first Fiscal Year with a loss in the last four Fiscal Years, dating back to Fiscal Year ended 1/31/21. Going forward, IHT is focused on cost cutting at a time of increased tariff/economic uncertainty. For example, the Tucson Hotel specifically incurred annualized insurance costs totaling approximately $450,000 in Fiscal Year 2025, just ended. Those insurance-related costs have been reduced significantly to approximately $100,000 annualized for the current Fiscal Year 2026, resulting in annual savings of approximately $350,000. Fiscal 2025 also included several one-time non-cash adjustments including adjusting Hotel Frequent Traveler Rewards, and property tax accruals. Modest improvements in total hotel revenue, improved operating profits due to cost cutting measures, the potential of the previously mentioned various diversification opportunities, and being listed on the NYSE-American provide positive equitable assets, and all bode well for the continued success of the Trust. We believe that the Trust will show positive cash flow in the current and/or future years, especially with the potential success of and maturing of diversification investments.

22. BEST WESTERN REWARDS GUEST VOUCHER EXPENSE

During the six months ended July 31, 2025, the Trust recorded an expense of approximately $66,000 in Best Western Rewards Guest Voucher Expense, consisting of approximately $26,000 related to Albuquerque Suite Hospitality LLC and approximately $40,000 related to Tucson Hospitality Properties LLLP. These were primarily related to guest free night vouchers.

23. IBC RECEIVABLE

Historically, in the process of ownership and management of branded and unbranded hotels, IHT recognized an unfulfilled need to provide hotel reservations, branding, and hotel services for unaffiliated global independent hotels, which at the time and still represent half the hotels in the world. In February 2014, IHT founded IBC Hotels, LLC to explore this unfulfilled opportunity, developing reservations, branding, and related hotel services doing business as “InnDependent Boutique Collection “(IBC Hotels). Initial success in providing reservations for an IHT operated independent hotel was substantial. As this independent hotel services opportunity grew, and the size of this potential demand was increasingly recognized in the travel industry, IBC Hotels was sold in August 2018 to a foreign hotel company planning expansion of independent hotel reservations and services internationally.

The new owner added additional hotels to the reservation system, further developed, updated, and improved existing IBC software, and pursued an agreement with a large international internet hotel guest source. When Covid hit in early 2020 and travel virtually briefly, but almost completely came to a standstill in March 2020, the new owner was not in a position to continue operations pausing IBC Hotels reservation services.

On March 5, 2025, REF , an investment entity owned by the chairman and family of the IHT majority IHT shareholder, purchased IBC Hotels, LLC, and hired RRF LLLP, the management company subsidiary of InnSuites Hospitality Trust (IHT), to manage the rebirth of IBC, to benefit from the substantial unfulfilled need worldwide for independent hotel and resort reservations, Boutique branding, and related hotel services. In the process, RRF LLLP, a 76% owned subsidiary of IHT and manager of IHT hotels, was engaged as manager of IBC obtaining a five-year option to purchase, at cost, IBC Hotels, LLC . This option is believed to provide IHT a valuable opportunity, if successful, to receive upside profit from the revitalization of InnDependent Boutique Collection (IBC Hotels).

Covid had profound initial adverse effects on the travel industry, with reservation companies consolidating to two large, primary international reservation providers. With travel now having rebounded, these two large reservation providers each hold multibillion-dollar valuations concentrating primarily on branded hotels.

In the process, unaffiliated independents still representing half the world’s hotels continue operation with an unfulfilled need offering significant opportunity to a provider of independent hotel reservations, boutique hotel branding, and hotel services focused on independent hotels. IHT is now in a position to benefit from this global profit opportunity through its management subsidiary, obtaining a management contract to operate IBC Hotels, LLC, and also obtaining a five-year option to purchase, at cost, IBC Hotels, LLC.

24. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2025 and 2024, the Trust paid dividends of $0.01 per share per share in each of the first and third quarters. The Trust has paid dividends each Fiscal Year since its inception 55 years ago, in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on February 5, 2025, as well as August 7, 2025, and is once again anticipated for February 4, 2026.

Rare Earth Financial LLC (REF), an affiliate majority-owned by our President and CEO, James Wirth, entered into an agreement with the Obasa Group of Companies, on March 5, 2025, to purchase 102037739 Saskatchewan Ltd, and its subsidiary IBC Hotels, LLC. RRF LLLP, a subsidiary of IHT, agreed to become the Management Company of IBC, in an effort to rekindle earlier operations that were initially substantially successful, until the Covid-19 pandemic in early 2020. The Note Payable to IHT, obtained by IHT in its sale of IBC Hotels, LLC, in August of 2018, was extended until June 30, 2030, with interest to be paid at maturity, at 3.25%. REF may make partial outstanding unpaid interest payments potentially due in Fiscal Year 2026 (February 1, 2025 to January 31, 2026), from May 2024 to March, 2025, in part or in full, unless waived. As part of the Management Agreement, RRF obtained a five-year option to purchase IBC at the net cost of REF. If the rekindling of IBC is successful, this option could prove to be a valuable asset of IHT in the future.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record revenue and Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2025. Total Revenues increased to approximately $7.6 million. Solid hotel revenue results are expected for the two hotels, during the Third Fiscal Quarter of 2026, (August 1, 2025 to October 31, 2025). IHT hotel operations contributed to a solid start thus far in the current 2026 Fiscal Year (February 1, 2025, through January 31, 2026), with both the Tucson Hotel and Albuquerque Hotel achieving consistent solid revenue results for the first Fiscal Half of the 2026 Fiscal Year. Combined Revenue for both hotels was approximately $4.05 million for the First Fiscal Half of Fiscal 2026. August Combined Revenues for the two Hotels were approximately $550,000, the highest Combined Revenues recorded for the month of August.

The Trust made a change with their External Auditor and outside Tax Preparation Service Provider on May 17, 2024, hiring the BCRG Group for the Fiscal Year 2025, and continuing in Fiscal Year 2026.

InnSuites lost a long-time Board of Trustee Member, and dear friend, Mr. J.R. “Ronee” Chase, who passed away suddenly and unexpectedly on June 14, 2024. Mr. Chase had been temporarily replaced as a Trustee by Mr. Michael G. Marchi. Mr. Marchi assumed the role performed by Mr. Chase effective June 19, 2024, and was re-elected for a three-year term, at the 2025 Fiscal Year Annual Shareholder Meeting, on August 14, 2024. Mr. Marchi was issued 4,000 Shares of IHT Stock on June 20, 2024.

OTHER RECENT PRONOUCEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the first two Fiscal Quarters of Fiscal 2026, appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2025.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Tariffs and their effect on the Travel Industry;

●	potential risk and uncertainty of investments, including UniGen and IBC Hotels, LLC;

●	inflation and potential economic recession;
●	Pandemic, terrorist attacks, or other acts of war;

●	political instability, and potentially reduced government travel;

●	available cash, supply chain issues, and increased labor costs;

●	fluctuations in hotel occupancy and rates;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental, trade, and other regulations, the Americans with Disability Act, Covid-19 restrictions, ERTC, and federal, state, and local income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel or investment properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® , or another brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel-related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with current and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;
●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes, and variations in airline travel demand;

●	transportation and fuel price increases, and availability;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws and other legislation.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On July 31, 2025, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant and bar, as well as meeting/banquet room rentals.

At July 31, 2025, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.75% interest in the Tucson, Arizona Hotel.

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

Trust operations consist of one reportable segment – Hotel Ownership & Management Services. Hotel Ownership Operations derives its revenue from the ownership and operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides hotel and IBC Hotel management services including the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as tariff uncertainty, or the virus-related travel slowdown, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant inflationary increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Further increases in area hotel supply, hourly labor cost, declines in demand, or declines in room rates, could result in increased competition, which could have an adverse effect on the rates, revenue, costs, and profits of the Hotels in their respective markets.

Over time, we expect our high risk but also high profit potential UniGen diversification efficient clean energy generation investment, to grow and provide a substantial source of income in the future. We are also optimistic for the high profit potential from IBC management, and the five-year option to purchase IBC at cost.

We expect the current Fiscal Year 2026 to be uncertain for the travel industry, Hotel occupancy, room rates, as well as continuation of current cost control efforts. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot breakfast and free high-speed Internet.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full market value for our two Hotels at market value, which is believed by management to be substantially higher than lower book values, over the next 36 months. We look forward to the expansion of IBC, with its five-year option to purchase at cost. We anticipate to benefit from the UniGen efficient clean energy generator investment, as well. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our public listing on the NYSE AMERICAN.

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., the Trust has invested in 575,000 UniGen shares, and in addition has acquired warrants to purchase additional UniGen shares, which could result in up to 15-20% or more ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, benefits from the IBC Hotels services, and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Six Months Ended
Albuquerque	July 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	91.97%	89.86%	2.11%	2.35%
Average Daily Rate (ADR)	$99.55	$101.88	$(2.33)	-2.29%
Revenue Per Available Room (REVPAR)	$91.55	$91.55	$-	0.00%

	For the Six Months Ended
Tucson	July 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	73.11%	77.42%	-4.31%	-5.57%
Average Daily Rate (ADR)	$94.62	$96.23	$(1.61)	-1.67%
Revenue Per Available Room (REVPAR)	$69.17	$74.50	$(5.33)	-7.15%

	For the Six Months Ended
Combined	July 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	80.96%	82.58%	-1.62%	-1.96%
Average Daily Rate (ADR)	$96.95	$98.78	$(1.83)	-1.85%
Revenue Per Available Room (REVPAR)	$78.48	$81.57	$(3.09)	-3.79%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2025 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2024.

A summary of total operating results of the Trust for the twelve month trailing periods ended July 31, 2025 and 2024 is as follows:

	FY 2025/2026	FY 2024/2025	Change	% Change
Total Revenues	$7,463,789	$7,691,676	$(227,887)	(3%)
Operating Expenses	8,107,325	8,558,603	(451,278)	(5%)
Operating Loss	(643,536)	(866,927)	223,391	26%
Interest Income and Other	7,790	74,122	(66,332)	(89%)
Interest Expense	(511,257)	(494,913)	(16,344)	(3%)
BW Rewards Guest Voucher Expense	(275,116)	-	(275,116)	0%
Employee Retention Benefit (ERTC)	-	701,582	(701,582)	(100%)
Sales and Occupancy Taxes	-	-	-	0%
Income Tax Benefit	(115)	100	(215)	(215%)
Consolidated Net Loss	(1,422,234)	(586,036)	(836,198)	(143%)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2025 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2024

A summary of total operating results of the Trust for the six months ended July 31, 2025 and 2024 is as follows:

	For the Six Months Ended July 31,
	2025	2024	Change	% Change
Total Revenues	$4,004,635	$4,134,362	$(129,727)	(3%)
Operating Expenses	4,020,939	4,249,872	(228,933)	(5%)
Operating Income	(16,304)	(115,510)	99,206	86%
Interest Income and Other	1,500	29,979	(28,479)	(95%)
Interest Expense	(281,067)	(245,856)	(35,211)	(14%)
BW Rewards Guest Voucher Expense	(66,358)	-	(66,358)	0%
Income Tax Benefits	240	-	240	0%
Consolidated Net Loss	(361,989)	(331,387)	(30,602)	9%

Trust operations consist of one reportable segment – Hotel Ownership & Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Management services, provides management services including for the Trust’s two Hotels. As part of our management services, we also provide trademark, licensing, and IBC services.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The Trust does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE:

For the six months ended July 31, 2025, we had total revenue of approximately $4.0 million compared to approximately $4.1 million for the six months ended July 31, 2025, a decrease of approximately $0.1 million. In the prior fiscal years ended January 31, 2025, 2024 and 2023, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the six months ended July 31, 2025, we had an increase in total revenue, benefitting from prior refurbishments.

Total Consolidated Net Loss for the six months ended July 31, 2025 was approximately $362,000 compared to Total Consolidated Net Loss of approximately $331,000 for the six months ended July 31, 2024, an increase of approximately $31,000. Earnings Per Share based on this Consolidated Net Loss amount were ($0.04), similar to the prior year of ($0.04). Earnings Per Share based on net loss attributable to Controlling Interest were ($0.06), similar to the prior year of ($0.06).

Total Trust Equity decreased to approximately $198,000 at the end of Fiscal Second Quarter 2025, down approximately $1.7 million, from the approximately $1.96 million reported at the end of the first 6 months in the prior fiscal year 2024. Net Loss before non-cash depreciation expense was approximately $142,000 for the six months ended July 31 2025, compared to Net Loss before non-cash depreciation expense of approximately $181,000 for the six months ended July 31, 2024, which is an improvement of approximately $39,000.

We realized a 4% decrease in room revenues during the six months ended July 31, 2025 as room revenues were approximately $3.85 million for the six months ending July 31, 2025 as compared to approximately $4.01 million for the six months ending July 31, 2024. During the balance of Fiscal Year 2025, we expect stable hotel occupancy, and modest improvements in hotel rates.

EXPENSES:

Total expenses net of interest expense was approximately $4.25 million for the six months ended July 31, 2025 reflecting an increase of approximately $0.35 million, or 9%, compared to total expenses net of interest expense of approximately $3.90 million for the six months ended July 31, 2024. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of payroll and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.31 million for the six months ended July 31, 2025 compared to approximately $1.36 million in the prior year six month period for a decrease of approximately $57,000, or 4%. Room expenses decreased as occupancy at the hotels decreased.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2025, food and beverage expenses increased approximately $4,000, or 8%, to approximately $55,000 for the six months ended July 31, 2025, compared to approximately $51,000 for the six months ended July 31, 2024. The increase in cost is consistent with the increase in food and beverage revenue.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $0.99 million for the six months ended July 31, 2025, decreased approximately $127,000 from approximately $1.12 million for the six months ended July 31, 2024 primarily due to cost cuts in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $17,000, or 7%, to approximately $233,000 for the six months ended July 31, 2025 from approximately $250,000 for the six months ended July 31, 2024. Increased focus on sales and marketing spend drove the decrease.

Repairs and maintenance expense remained relatively flat at approximately $217,000 for the six months ended July 31, 2025 compared to approximately $215,000 for the six months ended July 31, 2024. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense remained relatively flat at approximately $308,000 for the six months ended July 31, 2025, compared to approximately $309,000 for the six months ended July 31, 2024.

Utility expense decreased approximately $22,000 or 11% from approximately $208,000 reported for the six months ended July 31, 2024 compared to approximately $186,000 for the six months ended July 31, 2025.

Hotel property depreciation expenses increased by approximately $24,000 from approximately $346,000 reported for the six months ended July 31, 2024 compared to approximately $371,000 for the six months ended July 31, 2025. Increased depreciation resulted from additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $37,000, or 10%, to approximately $327,000 reported for the six months ended July 31, 2025 compared with approximately $364,000 for the six months ended July 31, 2024.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2025 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2024

A summary of total operating results of the Trust for the three months ended July 31, 2025 and 2024 is as follows:

	For the Threee Months Ended July 31,
	2024	2023	Change	% Change
Total Revenues	$1,798,872	$1,840,392	$(41,520)	(2%)
Operating Expenses	2,037,572	2,126,348	88,776	4%
Operating Loss	(238,700)	(285,956)	47,256	17%
Interest Income and Other	750	4,200	(3,450)	(82%)
Interest Expense	(129,864)	(128,246)	(1,618)	(1%)
BW Rewards Guest Voucher Expense	(33,205)	-	(33,205)	0%
Income Tax Benefits	-	-	-	0%
Consolidated Net Loss	(401,019)	(410,002)	8,983	2%

REVENUE:

For the three months ended July 31, 2025, we had total revenue of approximately $1.79 million compared to approximately $1.84 million for the three months ended July 31, 2024, a decrease of approximately $0.05 million. In the prior fiscal years ended January 31, 2023, 2022 and 2020, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended July 31, 2025, we had an increase in total revenue benefitting from prior refurbishments, and increased internet marketing.

Total Consolidated Net Loss for the three months ended July 31, 2025 was approximately $401,000 compared to approximately $410,000 for the three months ended July 31, 2024, an improvement of approximately $9,000. Earnings Per Share based on this Consolidated Net Loss amount were $0.05, slightly higher than the prior year of $0.04. Earnings Per Share based on net loss attributable to Controlling Interest were $0.04, similar to the prior year similar three month period of $0.04.

Net Loss before non-cash depreciation expense was approximately $213,000 for the three months ended July 31 2025, compared to Net Loss before non-cash depreciation expense of approximately $237,000 for the three months ended July 31, 2024, which is an improvement of approximately $24,000.

We realized a 3% decrease in room revenues during the three months ended July 31, 2025 as room revenues were approximately $1.72 million for the three months ending July 31, 2025 as compared to approximately $1.77 million for the three months ending July 31, 2024. During Fiscal Year 2024, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense was approximately $2.04 million for the three months ended July 31, 2025 reflecting a decrease of approximately $0.89 million, or 4%, compared to total expenses net of interest expense of approximately $2.13 million for the three months ended July 31, 2024.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $647,000 for the three months ended July 31, 2025 compared to approximately $700,000 in the prior year three month period for a decrease of approximately $53,000, or 8%. Room expenses decreased as occupancy at the hotels decreased, and decreased expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2025, food and beverage expenses decreased approximately $6,000, or 26%, to approximately $29,000 for the three months ended July 31, 2025, compared to approximately $23,000 for the three months ended July 31, 2024.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $531,000 for the three months ended July 31, 2025, decreased approximately $12,000 from approximately $519,000 for the three months ended July 31, 2024 primarily due to reduction in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $28,000, or 21%, to approximately $107,000 for the three months ended July 31, 2025 from approximately $135,000 for the three months ended July 31, 2024.

Repairs and maintenance expense remained relatively flat at $110,000 reported for the three months ended July 31, 2024 compared to approximately $108,000 for the three months ended July 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $5,000, or 3%, from $154,000 for the three months ended July 31, 2024 to approximately $149,000 for the three months ended July 31, 2025. The decreased was primarily due to COVID-19 reduction of regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expense decreased by approximately $10,000 or 9% from approximately $110,000 reported for the three months ended July 31, 2024 compared to approximately $100,000 for the three months ended July 31, 2025.

Hotel property depreciation expenses increased by approximately $15,000 from approximately $173,000 reported for the three months ended July 31, 2024 compared to approximately $188,000 for the three months ended July 31, 2025. Increased depreciation resulted from additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $33,000, or 16%, to approximately $169,000 reported for the three months ended July 31, 2025 compared with approximately $202,000 for the three months ended July 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel and quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include intercompany loan repayments, potential future real estate hotel refinance or sales, potential increase of affiliate line of credit financing, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property we own in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt.

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2025, and stable occupancy, rates, and cost controls the First Two Fiscal Quarters of Fiscal 2026, ended July 31, 2025, as the travel industry momentum stabilizes.

With approximately $0.2 million of cash as of July 31, 2025, hotel and management fee income, the availability of three bank lines of credit, approximately $300,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for the next twelve months and beyond, from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy and/or IBC investments, potential increase of affiliate line of credit financing, and cash flow as our diversification investment matures. However, such transactions may not be available on terms that are favorable to us, or at all.

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

We anticipate stable leisure travel demand, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2026, and accordingly we anticipate stable revenues. We expect challenges for the remaining Fiscal Year to be the economy, tariffs affecting travel, inflation, and cost control.

Cash provided by operating activities from continuing operations totaled approximately $127,000 during the six months ended July 31, 2025 as compared to net cash used of approximately 504,000 during the six months ended July 31, 2024. Consolidated net loss was approximately $362,000 for the six months ended July 31, 2025 as compared to consolidated net loss for the six months ended July 31, 2024 of approximately $331,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the six months ended July 31, 2025 and 2024, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property non-cash depreciation was approximately $371,000 during the six months ended July 31, 2025 compared to approximately $346,000 during the six months ended July 31, 2024, an increase of $25,000 as the Trust recognized additional depreciation due to capital expenditures.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $105,000 and ($519,000) for the six months ended July 31, 2025 and 2024, respectively. This significant increase in changes in assets and liabilities for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $415,000 for the six months ended July 31, 2025 compared to net cash used in investing activities of approximately $287,000 for the six months ended July 31, 2024. The increase in net cash used in activities during the six months ended July 31, 2025 was due primarily due to improvements and additions to the hotel properties.

Net cash provided by (used in) financing activities totaled approximately $402,000 and ($116,000), respectively, for the six months ended July 31, 2025 and 2024. The increase of approximately $518,000 was primarily due to borrowing on Notes Payable – Related Party.

Principal payments on mortgage notes payable for continuing operations was approximately $144,000 and $117,000 during the six months ended July 31, 2025 and 2024, respectively.

Net payments and borrowings on other notes payable was $0 during the six months ended July 31, 2025 and 2024.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $564,000 and $365,000 of cash provided in financing activities during the six months ended July 31, 2025 and 2024, respectively.

During the six months ended July 31, 2025, our repurchase of treasury stock was $0 compared with approximately $45,000 for the six months ended July 31, 2024.

During the six months ended July 31, 2025, our distributions to non-controlling interest holders was $0 compared with approximately $229,000 for the six months ended July 31, 2024.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of July 31, 2025, and 2024, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2025 and 2024, the Hotel spent approximately $415,000 and $252,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2024 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel. Repairs and maintenance are charged to expense as incurred and approximated $308,000 and $309,000 for the six months ended July 31, 2025 and 2024, respectively.

We have minimum debt payments, net of debt discounts, of approximately $673,000 and approximately $1,976,000 due during Fiscal Years 2026 and 2027, respectively. Minimum debt payments due during Fiscal Year 2026 and 2027 include approximately $123,000 and $261,000 of mortgage notes payable, approximately $470,000 of other notes payable which are secured promissory notes outstanding to unrelated third parties, approximately $80,000 of notes payable to banks, and approximately $1,716,000 of notes payable to a related party.

We may seek to negotiate additional credit facilities refinancing one or both hotels, or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high Gross Operating Profit (GOP Profits), in Fiscal Year 2025 (February 1, 2024 to January 31, 2025). Fiscal 2026 is down slightly, but appears relatively stable thus far. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates, occupancy, and market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Hotel property refurbishments have been completed by InnSuites and competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand. Supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. Room revenue was stable or down slightly, at our hotels in the First Fiscal Half of 2026, (February 1, 2025 to July 31, 2025). This is expected to continue for the balance of Fiscal Year 2026, through January 31, 2026.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UniGen), efficient clean energy power generation company; or the March 7, 2025 opportunity to manage and potentially eventually purchase IBC Hotels, LLC, at cost, offering independent hotel reservation systems and services. The Trust may continue to seek further diversification through a merger or reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial balance to the current hotel industry, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the years ahead, and its diversification with IBC. See Note 2 of the unaudited consolidated financial statements for discussions on UniGen and IBC.

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2025, filed with the SEC on April 30, 2025, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major part of our assets, are our most critical policies which has not changed in the period ended July 31, 2025. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. As of July 31, 2025, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. In each case, we believe current market value of each hotel is significantly higher than the depreciated book value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell both hotels over the next 36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value.

Revenue Recognition

Revenues are primarily derived from the sources below and are recognized as services are rendered and when collectability is reasonably assured. Amounts received in advance of revenue recognition are considered deferred liabilities and are generally not significant.

Revenues primarily consist of room rentals, food and beverage sales, management fees, and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, breakfast, access to on-site exercise facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

A reconciliation of net income (loss) attributable to controlling interests to Adjusted EBITDA for the six and three months ended July 31, 2025 and 2024 is approximately as follows:

	For the Six Months Ended July 31,
	2025	2024
Net loss income attributable to controlling interests	$(512,000)	$(527,000)
Add back:
Depreciation	371,000	346,000
Interest expense	281,000	246,000
Less:
Interest Income	-	(30,000)
Adjusted EBITDA	$140,000	$35,000

	For the Three Months Ended July 31,
	2025	2024
Net loss attributable to controlling interests	$(391,000)	$(371,000)
Add back:
Depreciation	188,000	173,000
Interest expense	130,000	128,000
Less:
Interest Income	-	(4,000)
Adjusted EBITDA	$(73,000)	$(74,000)

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

An approximate reconciliation of results attributable to controlling interests to FFO for the six and three months ended July 31, 2025 and 2024:

	For the Six Months Ended July 31,
	2025	2024
Net loss attributable to controlling interests	$(512,000)	$(527,000)
Add back:
Depreciation	371,000	346,000
Non-controlling interest	150,000	196,000
FFO	$9,000	$15,000

	For the Three Months Ended July 31,
	2025	2024
Net loss attributable to controlling interests	$(391,000)	$(371,000)
Add back:
Depreciation	371,000	346,000
Non-controlling interest	(10,000)	(39,000)
FFO	$(30,000)	$(64,000)

FUTURE POSITIONING

In viewing economic cycles and hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$907,122	$1,135,926	9,500,000
Tucson Oracle	5,926,945	7,764,370	18,500,000
	$6,834,067	$8,900,296	$28,000,000

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

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on current local hotel market conditions, comparable sales, and anticipated continued trends in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, to re-invigorate and benefit from IBC Hotels, and to pursue a merger with another company, likely a private larger entity that seeks to go public by reverse merger, to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on April 30, 2025.

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

INFLATION

We rely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, based on supply and demand, and InnSuites in particular, can change and do change room rates often and quickly, but going forward, competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2025, ended January 31, 2025, InnSuites did generally experience increases in rates to offset the inflationary increase in labor and other expenses. During the current Fiscal 2026, rates are generally stable.

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

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) including to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants, if the expiration dates are extended as part of the current capital raising, are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

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

On the Trust’s balance sheet, the investment of the $1,668,750 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $668,750 of UniGen Common Stock (575,000 shares), at cost. The value of the premium related to the fair value of the warrant accretes over the life of the debentures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of July 31, 2025.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of July 31, 2025.

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses. These remediation efforts were implemented throughout Fiscal Year 2025, and mid-year Fiscal 2026. Additional strengthening did take place in the balance of the current Fiscal Year 2025, as well as the current Fiscal Year 2026.

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2025 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Risks Relating to Tariffs

Uncertainty regarding tariffs present in the current economy exist. Given time, it is anticipated that tariff issues will be resolved and governments will negotiate and lessen the impact imposed by such Tariffs. Over time, this should allow travel to resume to normal levels.

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

For the six months ended July 31, 2025 and 2024, the Trust repurchased 0 and 28,337 Shares of Beneficial Interest at an average price of $0.00 and $1.59 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue from time to time, repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential, due to depreciated book values significantly below market value, continued strengthening of hotel operations and cost controls, with potential additional room rate increases and occupancy increases, the substantial potential of the UniGen efficient clean energy investment, and the profit potential of, and redevelopment of IBC Hotels for independent hotels, including its five-year option to purchase at cost, if successful. During the three months ended July 31, 2025, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2025 (February 1, 2024 to January 31, 2025), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: September 12, 2025	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2025	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

