Form 10-Q
period 2025-10-31
INNSUITES HOSPITALITY TRUST
filed 2025-12-15
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2025

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 15, 2025: 9,204,834.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2025	JANUARY 31, 2025
ASSETS
Current Assets:
Cash	$14,016	$92,752
Accounts Receivable	70,755	194,943
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	103,946	199,233
Total Current Assets	1,422,244	1,720,455
Property and Equipment, net	6,789,494	6,811,614
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,051,235	2,067,761
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	707,296	668,750
TOTAL ASSETS	$13,895,269	$14,193,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$550,664	$652,624
Current Portion of Mortgage Notes Payable, net of Discount	257,635	241,709
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	20,732	26,812
Total Current Liabilities	1,299,031	1,391,145
Notes Payable - Related Party	1,969,250	1,151,225
Mortgage Notes Payable, net of Discount	8,584,800	8,802,737
Operating Lease Liability, net of current portion	2,189,088	2,202,995
TOTAL LIABILITIES	14,042,169	13,548,102

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,006,804 and 8,988,804 shares issued and 8,781,485 and 8,763,485 shares outstanding at October 31, 2025 and January 31, 2025, respectively	4,532,457	5,470,050
Treasury Stock, 225,319 and 225,319 shares held at cost at October 31, 2025 and January 31, 2025, respectively	(917,425)	(917,425)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,615,032	4,552,625
NON-CONTROLLING INTEREST	(3,761,932)	(3,907,147)
TOTAL EQUITY	(146,900)	645,478
TOTAL LIABILITIES AND EQUITY	$13,895,269	$14,193,580

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2025	2024
REVENUE
Room	$5,577,272	$5,764,638
Food and Beverage	79,182	71,220
Other	153,219	123,632
TOTAL REVENUE	5,809,673	5,959,490

OPERATING EXPENSES
Room	1,935,643	1,935,206
Food and Beverage	81,115	71,567
General and Administrative	1,523,663	1,662,161
Sales and Marketing	334,571	349,245
Repairs and Maintenance	329,477	313,340
Hospitality	455,404	450,654
Utilities	299,771	312,165
Depreciation	562,171	520,847
Real Estate and Personal Property Taxes, Insurance and Ground Rent	463,494	575,274
Other	22,065	22,740
TOTAL OPERATING EXPENSES	6,007,374	6,213,199
OPERATING LOSS	(197,701)	(253,709)
Other Income	2,250	19,649
Interest Income	-	15,151
TOTAL OTHER INCOME	2,250	34,800
Interest on Mortgage Notes Payable	396,250	321,778
Interest on Other Notes Payable	18,767	16,059
TOTAL INTEREST EXPENSE	415,017	337,837
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	(610,468)	(556,746)
BW Rewards Credit	(103,654)	-
Income Tax Benefit	140	-
CONSOLIDATED NET LOSS	$(713,982)	$(556,746)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$155,138	$254,912
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(869,120)	$(811,658)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.10)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,763,485	8,781,199

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2025	2024
REVENUE
Room	$1,730,934	$1,755,976
Food and Beverage	23,260	22,957
Other	50,844	46,195
TOTAL REVENUE	1,805,038	1,825,128

OPERATING EXPENSES
Room	627,757	570,313
Food and Beverage	25,667	20,209
General and Administrative	525,068	536,440
Sales and Marketing	101,014	98,995
Repairs and Maintenance	112,072	97,805
Hospitality	147,396	141,802
Utilities	113,976	104,365
Depreciation	191,601	174,767
Real Estate and Personal Property Taxes, Insurance and Ground Rent	136,365	210,754
Other	5,519	-
TOTAL OPERATING EXPENSES	1,986,435	1,955,450
OPERATING LOSS	(181,397)	(130,322)
Other Income	750	4,821
Interest Income	-	-
TOTAL OTHER INCOME	750	4,821
Interest on Mortgage Notes Payable	127,129	86,498
Interest on Other Notes Payable	6,821	5,483
TOTAL INTEREST EXPENSE	133,950	91,981
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	(314,597)	(217,482)
BW Rewards Credit	(37,296)	-
Income Tax Benefit	(100)	-
CONSOLIDATED NET LOSS	$(351,993)	$(217,482)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$4,915	$58,883
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(356,908)	$(276,365)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,820,159	8,820,159

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

Net Loss		(391,180)			(391,180)	(9,839)	(401,019)
Shares of Beneficial Interest Issued for Services Rendered	18,000	12,960			12,960	-	12,960
Dividends		(87,913)			(87,913)	-	(87,913)
Reallocation of Non-Controlling Interests and Other	9,815		7,587		-	77	77
Balance, July 31, 2025	8,791,300	$4,882,885	232,906	$(917,425)	$3,965,460	$(3,766,847)	$198,613

Net Loss		(356,908)			(356,908)	4,915	(351,993)
Purchase of Treasury Stock		6,480			6,480	-	6,480
Reallocation of Non-Controlling Interests and Other	(9,815)		(7,587)		-	-	-
Balance, October 31, 2025	8,781,485	$4,532,457	225,319	$(917,425)	$3,615,032	$(3,761,932)	$(146,900)

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2024

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss		(386,743)			(386,743)	(39,119)	(425,862)
Purchase of Treasury Stock	(9,881)		9,881	(19,694)	(19,694)		(19,694)
Dividends		(90,237)			(90,237)		(90,237)
Distribution to Non-Controlling Interests					-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,413,525	225,319	$(917,425)	$5,496,100	$(3,545,148)	$1,950,952

Net Loss		(276,365)			(276,365)	58,883	(217,482)
Distribution to Non-Controlling Interests					-	(82,685)	(82,685)
Balance, October 31, 2024	8,763,485	$6,137,160	225,319	$(917,425)	$5,219,735	$(3,568,950)	$1,650,785

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(713,982)	$(556,746)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Used In Operating Activities:
Stock-Based Compensation	19,440	-
Depreciation	562,171	520,847
Changes in Assets and Liabilities:
Accounts Receivable	124,188	63,587
Prepaid Expenses and Other Assets	95,287	(398,881)
Operating Lease	(3,461)	(3,452)
Accounts Payable and Accrued Expenses	(101,883)	(276,076)
NET CASH USED IN OPERATING ACTIVITIES	(18,240)	(650,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(540,051)	(332,910)
Payments on Investments in Unigen	(38,546)	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(578,597)	(367,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(202,011)	(157,401)
Borrowing (Payments) on Notes Payable - Related Party	818,025	749,950
Payment of Dividends	(87,913)	(90,237)
Distributions to Non-Controlling Interest Holders	-	(311,957)
Sale of Ownership Interest in Subsidiary, net	(10,000)	-
Repurchase of Treasury Stock	-	(45,187)
NET CASH PROVIDED BY FINANCING ACTIVITIES	518,101	145,168
NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,736)	(873,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,752	1,325,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,016	$451,905

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2025, AND JANUARY 31, 2025

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2025, AND 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2025, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT). The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $707,000 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

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

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.92% and 75.89% interest in the Partnership as of October 31, 2025 and January 31, 2025, respectively. The Trust’s weighted average ownership for the three months ended October 31, 2025 and 2024 was 75.89%, respectively. As of October 31, 2025, the Partnership owned a 51.75% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.90%	-
Tucson Hospitality Properties, LLLP	-	51.75%
RRF Limited Partnership	75.92%	-

(i)	Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Liability Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On October 31, 2025 and January 31, 2025, 206,696 and 211,755 Class A Partnership units were issued and outstanding, representing 1.56% and 1.60% of the total Partnership units, respectively. Additionally, as of October 31, 2025 and January 31, 2025, 2,974,038 Class B Partnership units were outstanding, owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on October 31, 2025 and January 31, 2025, the limited partners in the Partnership would receive 3,180,734 Shares of Beneficial Interest of the Trust. As of October 31, 2025, and January 31, 2025, the Trust owns 10,030,783 and 10,025,724 general partner units in the Partnership, representing 75.92% and 75.89% of the total Partnership units.

LIQUIDITY

The Trust’s two principal sources of cash to meet its cash requirements are revenues from hotel room/suite sales, and from RRF Management fees. The Trust’s liquidity, including our ability to make distributions to its shareholders, to service debt, and to invest in hotels, independent hotels reservation services, and energy diversification, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and RRF management fees, as well as to generate funds from new funding sources and/or repayment of intra-company advances, sale of assets, and return on diversification investments.

At a future date, the Trust may receive cash from independent hotel reservation services, energy operations, full or partial refinance or sale of one or both hotels, and/or full or partial sale of its opt-in interest in IBC or UniGen diversification investment.

As of October 31, 2025, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $2.0 million. The Demand/Revolving Line of Credit/Promissory Note interest at 7.0 % per annum which will be increased in the Fourth Fiscal Quarter, requiring interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2.0 million, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliates having access to draw on the credit amount of up to $2.0 million for either party.

As of October 31, 2025, the Trust had three Revolving lines of Credit totaling $250,000 with the Pima Federal Credit Union. The lines had an approximately $0 balance as of October 31, 2025.

With approximately $14,000 of cash, as of October 31, 2025, the availability of approximately $300,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Pima Federal Credit Union, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months or more from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, sale or refinance of other investments, expansion of financing through the related party note, Demand/Revolving Line of Credit, and potential improved profitability and cash flow from hotels, independent hotels management, reservation services, and energy. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in selling or refinancing properties, merging, improving operations profitability and/or cash flow, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to raise additional funds from affiliates, to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable, or raise additional equity capital.

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

Operating results for the Fiscal Nine Months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2025.

The Trust has evaluated subsequent events through the date of the filing of its Q1, Q2, and Q-3 Form 10-Q with the Securities and Exchange Commission. The Trust changed Auditors and Transfer Agents in the 2025 Second Fiscal Quarter (May 1, 2024 to July 31, 2024). Other than those events disclosed including a new push into independent hotel reservations and services, and fluctuation in tariffs, economics, or business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended October 31, 2025.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is approximately $13,000 and $9,000 in the allowance for doubtful accounts for the periods ended October 31, 2025 and January 31, 2025.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT fully paid restricted Shares per year. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares, or from Treasury Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees. From time to time, the Trustees and key employees receive one-time fully paid restricted share grants, as well. During the third Fiscal Quarter, the Trust awarded 43,500 fully-paid IHT Shares to key Officers, Directors, and Supervisors.

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

For the Fiscal Nine Months ended October 31, 2025 and 2024, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,793 in addition to the basic shares outstanding for the Fiscal Third Quarter, Fiscal Three Months ended October 31, 2025 and 2024, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine months ended October 31, 2025 and 2024 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for operations totaled approximately $55,000 and $54,000 for the three months ended October 31, 2025 and 2024 respectively, and $202,000 and $153,000 for the nine months ended October 31, 2025 and 2024, respectively.

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

CONVERTIBLE NOTE RECEIVABLE, COMMON STOCK AND WARRANTS IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”).

The Trust purchased secured five-year convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

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

Certain stock option warrants have expired, but may be extended and/or favorably modified to secure additional funds as part of the UniGen effort to raise additional capital, and complete the first two prototypes.

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

During the year ended January 31, 2025, the Trust reinvested $35,000 of interest income to exercise 35,000 warrants for 35,000 shares of common stock in UniGen. These warrants were exercised entirely in the First Fiscal Quarter of 2025, during the three months ended April 30, 2024. Subsequently, the Trust did not receive any interest income from UniGen, and did not exercise any warrants.

As of October 31, 2025, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the developmental R&D phase.

UniGen Power Inc. (UPI), progress of the UPI efficient clean energy innovation is as follows:

1. UniGen has stated they have completed 61% of engineering, and is now focused on raising additional capital. IHT may participate, at a future date.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). For the nine months ending October 31, 2025 and 2024, the Trust sold 0 units for $10,000 per unit, respectively.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and had priority for distributions. Class B units are owned by the Partnership and had second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and had the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year were cumulative until June 30, 2016. The Trust does not accrue for these distributions as the preference periods have expired. For the nine months ending October 31, 2025 and 2024, the Trust purchased 1 and 0 units for $10,000 per unit, respectively.

For the Albuquerque entity, 0 Class A units were purchased back by the Trust during the nine months ended October 31, 2025. As of October 31, 2025 and January 31, 2025, respectively, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 77.93% interest, or 471.5 Class A units. For the nine months ended October 31, 2025, the Albuquerque entity made no quarterly Priority Return payments.

For the Tucson entity, as of October 31, 2025 and January 31, 2025, respectively, the Partnership held a 51.75% and 51.62% ownership interest, or 414.5 and 413.5 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% interest, or 2 Class C units, and other parties held a 48.00% and 48.13% interest, or 384.5 and 385.5 Class A units. For the nine months ended October 31, 2025, the Tucson entity made no quarterly Priority Return payments.

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

During the nine months ended October 31, 2025 and the Fiscal Year ended January 31, 2025, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed, and on favorable terms.

5. PROPERTY AND EQUIPMENT

As of October 31, 2025, and January 31, 2025, hotel properties consisted of the following:

HOTEL SEGMENT
	October 31, 2025	January 31, 2025
Land	$2,500,000	$2,500,000
Building and improvements	11,492,853	11,225,376
Furniture, fixtures and equipment	5,065,428	4,792,854
Total hotel properties	19,058,281	18,518,230
Less accumulated depreciation	(12,290,225)	(11,729,945)
Hotel properties, net	6,768,056	6,788,285

As of October 31, 2025, and January 31, 2025, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	October 31, 2025	January 31, 2025
Land	$-	$-
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	468,540
Less accumulated depreciation	(447,102)	(445,211)
Property, Plant and Equipment, net	$21,438	$23,329

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“PIP”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Liability Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of October 31, 2025, and January 31, 2025, the mortgage loan balance was approximately $7,717,000, and $7,888,000, respectively, net of financing fees of approximately $86,000 and $89,000. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan had an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2025, and January 31, 2025, the mortgage loan balance was approximately $1,125,000, and $1,156,000, respectively, net of financing fees of approximately $7,000 and $9,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month.

Total interest expense on mortgage notes payable was approximately $396,000 and $322,000 for the nine months ended October 31 2025 and 2024, respectively, and approximately $127,000 and $86,000 for the three months ended October 31, 2025 and 2024, respectively.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest of up to 7.0% per annum for both a payable and receivable, interest is due quarterly but was paused beginning in Fiscal Year 2025, matured on August 24, 2025, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of July 31, 2025, and January 31, 2025, the Trust had an amount payable of approximately $1,969,000 and $1,151,000, respectively. During the nine months ended October 31, 2025 and 2024, the Trust accrued approximately $0, respectively, of interest expense.

Total interest expense on notes payable to related party was $0 and $0 for the nine months ended October, 31 2025 and 2024, respectively, and $0 and $0 for the three months ended October 31, 2025 and 2024, respectively.

8. OTHER NOTES PAYABLE

As of July 31, 2025, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2025, whichever occurs first, and may be extended. The loan accrues interest at 5% with interest only payments made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2025.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of October 31, 2025.

Total interest expense on other notes payable was $16,059 and $15,863 for the nine months ended October 31, 2025 and 2024, respectively, and $5,484 and $5,288 for the three months ended October 31, 2025 and 2024, respectively.

See Note 10 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $150,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in November 2023, matures in November 2025 , and was extended to February 2026. The balance of this note payable is $0 as of October 31, 2025.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $50,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in January 2023 and again in January 2025, and matures in January 2027. The balance of this note payable is $0 as of October 31, 2025.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona, now Pima Federal Credit Union, for a revolving line of credit for $50,000. The loan has a variable rate based on the published rate in the Wall Street Journal, was renewed in January 2023 and again in January 2025, and matures in January 2027. The balance of this note payable is $0 as of October 31, 2025.

10. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2025 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE TO BANKS	NOTES PAYABLE - RELATED PARTY	TOTAL

2026	62,241	470,000	-	-	532,241
2027	260,999	-	-	1,969,250	2,230,249
2028	263,125	-	-	-	263,125
2029	274,685	-	-	-	274,685
2030	1,166,703	-	-	-	1,166,703
Thereafter	6,814,682	-	-		6,814,682
	$8,842,435	$470,000	$-	$1,969,250	$11,281,685

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

For the nine months ended October 31, 2025, and 2024, the Trust repurchased 0 and 28,337 Shares of Beneficial Interest at an average price of $0.00 and $1.59 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest from time to time, in compliance with applicable legal and NYSE AMERICAN requirements.

12. RELATED PARTY TRANSACTIONS

As of October 31, 2025, and January 31, 2025, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of October 31, 2025, and January 31, 2025, Mr. Wirth and his affiliates held 6,257,296 and 6,250,296 Shares of Beneficial Interest in the Trust, which represented 71.26% and 73.20% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2025, and January 31, 2025, the Trust owned 75.92% of the Partnership. As of October 31, 2025, the Partnership owned a 51.75% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

13. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $415,000 and $338,000 in cash for interest for the nine months ended October 31, 2025 and 2024, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the nine months ended October 31, 2025 and 2024, respectively. Cash paid for taxes for the nine months ended July, 2025 and 2024 was $0, respectively.

14. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2025 and January 31, 2025, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations for the Albuquerque and Tucson Hotels, were approximately $170,000 and $153,000 for the nine months ended October 31, 2025 and 2024, respectively. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Trust’s lease costs for the nine months ended October 31, 2025:

For the Nine Months Ended
October 31, 2025
Operating Lease Costs:
Operating lease cost*	111,838

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Nine Months Ended
October 31, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,461)

Lease obligations:
Operating leases, net	$2,209,820
Long-term obligations	$2,189,088

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2025
Operating leases	30

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of October 31, 2025 are as follows:

For the Years Ending January 31,
2026	33,592
2027	134,379
2028	134,391
2029	134,403
2030	134,416
Thereafter	3,858,439
Total minimum lease payments	$4,429,620
Less: amount representing interest	2,219,800
Total present value of minimum payments	2,209,820
Less: current portion	$20,732
Long term portion of operating lease liability	2,189,088

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

Sale of IBC Hotels LLC (IBC)

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

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matured. RRF LLLP, the Management Subsidiary of IHT is currently the new Management Company of IBC, as of March 6, 2025, and the note has been extended the Note to June 30, 2030, including interest modification to 3.25% payable at maturity, while also potentially pausing interest in part or in full, prior to the note extension.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2031	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

●	In 2020, there were past negative impacts of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT strongly believes the IBC business model is sound and viable, partly because IBC focus is on independent hotels. Half of the world’s hotels are non-affiliated independent hotels. There are only two major international hotel reservation systems, both with multi-billion dollar valuation, which are both focused on affiliated hotels.

As of October 31, 2025, management evaluated the carrying value of the note and determined no further impairment is needed at this time. This is detailed further with the aforementioned extension, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries, especially independent and boutique hotels.

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

19. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on the travel industry and our businesses. Financial results and liquidity in Fiscal Year 2021, ended January 31, 2021. Its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021. We believe that lodging demand and revenue level have now recovered.

Fiscal Year 2025, starting February 1, 2024 and ending January 31, 2025, confirmed a travel rebound. The start of Fiscal Year 2026, starting February 1, 2025 and ending January 31, 2026, has shown revenue is stable, but profits down somewhat as a result of inflation and increased costs.

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

As a result of both legislative acts, the Trust is anticipated to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits. As of October 31, 2025, IHT has received approximately $1.5 million, and is working to receive additional funds during the Fiscal Year ended January 31, 2026.

21. GOING CONCERN

InnSuites Hospitality Trust Fiscal Year 2025 was its first Fiscal Year with a loss in the last four Fiscal Years, dating back to Fiscal Year 2021, ended January 31, 2021. Going forward, IHT is focused on cost cutting at a time of increased tariff/economic uncertainty. For example, the Tucson Hotel specifically incurred annualized insurance costs totaling approximately $450,000 in Fiscal Year 2025, ended January 31, 2025. Those insurance-related costs have been reduced significantly to approximately $100,000 annualized for the current Fiscal Year 2026, ending January 31, 2026, resulting in annual savings of approximately $350,000. Fiscal 2025 included several one-time non-cash adjustments including adjusting Hotel Frequent Traveler Rewards, and property tax accruals. Modest improvements in total hotel revenue, improved operating profits due to cost cutting measures, the potential of the previously mentioned various diversification opportunities, and being listed on the NYSE-American provide positive equitable assets, and all bode well for the continued success of the Trust. We believe that the Trust will show positive cash flow in the next Fiscal Year 2027, and further rebound of the hotel industry, especially with the potential success of and maturing of diversification investments.

22. BEST WESTERN REWARDS GUEST VOUCHER EXPENSE

During the nine months ended October 31, 2025, the Trust recorded an expense of approximately $104,000 in Best Western Rewards Guest Voucher Expense, consisting of approximately $48,000 related to Albuquerque Suite Hospitality LLC and approximately $56,000 related to Tucson Hospitality Properties LLLP. These non-cash accounting adjustments primarily were related to guest free night vouchers.

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

The new owner added additional hotels to the reservation system, further developed, updated, and improved existing IBC software, and successfully pursued an agreement with a large international internet hotel guest reservations source. When Covid hit in early 2020 and travel virtually briefly, but almost completely came to a standstill in March 2020, the new owner was not in a position to continue operations pausing IBC Hotels reservation services.

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

In the process, unaffiliated independents still representing half the world’s hotels continue operation with a largely unfulfilled need offering significant opportunity to a provider of independent hotel reservations, boutique hotel branding, and hotel services focused on independent hotels. IHT is now in a position to benefit from this global profit opportunity through its management subsidiary, obtaining a management contract to operate IBC Hotels, LLC, and also obtaining a five-year option to purchase, at cost, IBC Hotels, LLC.

24. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semi-annual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2025 and 2024, the Trust paid dividends of $0.01 per share per share in each of the first and third quarters. The Trust has paid dividends each Fiscal Year since its inception and initial listing on the NYSE 55 years ago, in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on February 5, 2025, as well as August 7, 2025, and is once again anticipated for February 4, 2026.

Rare Earth Financial LLC (REF), an affiliate majority-owned by our President and CEO, James Wirth, entered into an agreement with the Obasa Group of Companies, on March 5, 2025, to purchase 102037739 Saskatchewan Ltd, and its subsidiary IBC Hotels, LLC. RRF LLLP, a subsidiary of IHT, agreed to become the Management Company of IBC, in an effort to rekindle earlier operations that were initially substantially successful, until the Covid-19 pandemic in early 2020. The Note Payable to IHT, obtained by IHT in its sale of IBC Hotels, LLC, in August of 2018, was extended until June 30, 2030, with interest to be paid at maturity, at 3.25%. REF may make partial outstanding unpaid interest payments potentially due in Fiscal Year 2026 (February 1, 2025 to January 31, 2026), in part or in full, unless waived. As part of the Management Agreement, RRF obtained a five-year option to purchase IBC at the net cost of REF. If the rekindling of IBC is successful, this option could prove to be a valuable asset of IHT in the future.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record revenue and Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2025. Total Revenues increased to approximately $7.6 million. IHT hotel operations contributed to a solid start thus far in the current 2026 Fiscal Year (February 1, 2025, through January 31, 2026), with both the Tucson Hotel and Albuquerque Hotel achieving consistently solid revenue results for the first three Fiscal Quarters of the 2026 Fiscal Year. Combined Revenue for both hotels was approximately $5.81 million for the first three Fiscal Quarters of Fiscal 2026. November Combined Revenues for the two Hotels were approximately $550,000, the second-highest Combined Revenues recorded for the month of November.

The Trust made a change with their External Auditor and outside Tax Preparation Service Provider on May 17, 2024, hiring the BCRG Group for the Fiscal Year 2025, and continuing in the current Fiscal Year 2026.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the first three Fiscal Quarters of Fiscal 2026, appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2025.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Tariffs and their effect on the Travel Industry;

●	potential risk and uncertainty of investments, including UniGen and IBC Hotels, LLC;

●	inflation and potential economic recession;
●	Pandemic, terrorist attacks, or other acts of war;

●	political instability, and potentially reduced government travel;

●	available cash, supply chain issues, and increased labor costs;

●	fluctuations in hotel occupancy and rates;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental, trade, and other regulations, the Americans with Disability Act, Covid-19 restrictions, ERTC, and federal, state, and local income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel or investment properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® , or another brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel-related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with current and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification of investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes, and variations in airline travel demand;

●	transportation and fuel price increases, and availability;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws and other legislation.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2025, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant and bar, as well as meeting/banquet room rentals.

At October 31, 2025, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.75% interest in the Tucson, Arizona Hotel.

In addition, we now manage InnDependent Boutique Collection Hotels, (IBC Hotels, LLC), offering reservations and branding services to independent hotels, with new technology reservations and booking engine technology provided, and with an IHT option to purchase IBC Hotels, LLC, at cost over the next five years. We hold a diversification investment in UniGen Power Inc., which is developing an efficient clean energy portable efficient electricity generator innovation.

Trust operations consist of one reportable segment – Hotel Ownership & Management Services. Hotel Ownership Operations derives its revenue from the ownership and operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services provides IBC Hotel management services, including those of the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as tariff uncertainty, or the virus-related travel slowdown, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant inflationary increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Further increases in area hotel supply, hourly labor cost, declines in demand, or declines or failure to keep up with inflation of room rates, could result in increased competition, which could have an adverse effect on the rates, revenue, costs, and profits of the Hotels in their respective markets.

Over time, we expect our high risk but also high profit potential UniGen diversification efficient clean energy generation investment, to grow and provide a substantial source of income in the future. We are also optimistic for the high profit potential from IBC management, with the five-year option to purchase IBC at cost.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	90.87%	89.51%	1.36%	1.52%
Average Daily Rate (ADR)	$104.06	$105.70	$(1.64)	-1.55%
Revenue Per Available Room (REVPAR)	$94.55	$94.61	$(0.06)	-0.06%

	For the Nine Months Ended
Tucson	October 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	70.95%	72.38%	-1.43%	-1.98%
Average Daily Rate (ADR)	$87.70	$91.64	$(3.94)	-4.30%
Revenue Per Available Room (REVPAR)	$62.23	$66.33	$(4.10)	-6.18%

	For the Nine Months Ended
Combined	October 31,
	2025	2024	Change	%-Incr/Decr
Occupancy	79.21%	79.47%	-0.26%	-0.33%
Average Daily Rate (ADR)	$95.49	$98.19	$(2.70)	-2.75%
Revenue Per Available Room (REVPAR)	$75.64	$78.03	$(2.39)	-3.06%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2025 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED OCTOBER 31, 2024.

A summary of total operating results of the Trust for the twelve month trailing periods ended October 31, 2025 and 2024 is as follows:

	FY 2025/2026	FY 2024/2025	Change	% Change
Total Revenues	$7,443,699	$7,692,305	$(248,606)	(3%)
Operating Expenses	8,130,433	8,537,171	(406,738)	(5%)
Operating Loss	(686,734)	(844,866)	158,132	19%
Interest Income and Other	3,719	64,717	(60,998)	(94%)
Interest Expense	(553,226)	(462,005)	(91,221)	(20%)
BW Rewards Credit	(312,412)	-	(312,412)	na
Employee Retention Benefit	-	350,791	(350,791)	(100%)
Income Tax Benefit	(215)	100	(315)	(315%)
Consolidated Net Loss	(1,548,868)	(891,263)	(657,605)	(74%)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2025 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2024

A summary of total operating results of the Trust for the nine months ended October 31, 2025 and 2024 is as follows:

	For the Nine Months Ended October 31,
	2025	2024	Change	% Change
Total Revenues	$5,809,673	$5,959,490	$(149,817)	(3%)
Operating Expenses	6,007,374	6,213,199	(205,825)	(3%)
Operating Loss	(197,701)	(253,709)	56,008	22%
Interest Income and Other	2,250	34,800	(32,550)	(94%)
Interest Expense	(415,017)	(337,837)	(77,180)	(23%)
BW Rewards Credit	(103,654)	-	(103,654)	na
Income Tax Benefits	140	-	140	na
Consolidated Net Loss	(713,982)	(556,746)	(157,236)	28%

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

REVENUE:

For the nine months ended October 31, 2025, we had total revenue of approximately $5.81 million compared to approximately $5.96 million for the nine months ended October 31, 2024, a decrease of approximately $0.2 million. In the prior Fiscal Years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the nine months ended October 31, 2025, we had an increase in total revenue, benefitting from prior refurbishments.

Total Consolidated Net Loss for the nine months ended October 31, 2025 was approximately $714,000, compared to Consolidated Net Loss of approximately $557,000 for the nine months ended October 31, 2024, a decrease of approximately $157,000. Loss Per Share based on this Consolidated Net Loss amount was ($0.08), down $0.02 from the prior year Loss Per Share of $0.06, which is a decrease of 29%. Loss Per Share based on net loss attributable to Controlling Interest was $0.10, down from the prior year net loss per share of $0.09.

Total Trust Equity decreased to approximately ($147,000) at the end of the nine months in the current Fiscal Year 2025, down approximately $1.8 million, from approximately $1,651,000 reported at the end of the nine months in the prior Fiscal Year 2024. Net loss before non-cash depreciation expense was approximately $291,000 for the nine months ended October 31, 2025, compared to net loss before non-cash depreciation of expense of approximately $307,000 for the nine months ended October 31, 2024, which is a decrease of approximately $16,000.

We realized a 3% decrease in room revenues during the nine months ended October 31, 2025, as room revenues were approximately $5.58 million for the nine months ending October 31, 2025 as compared to approximately $5.76 million for the nine months ending October 31, 2024. During the balance of Fiscal Year 2025, we expect stable hotel occupancy, and modest improvements in hotel rates.

EXPENSES:

Total expenses net of interest expense was approximately $6.01 million for the nine months ended October 31, 2025, reflecting a decrease of approximately $0.21 million, or 3%, compared to total expenses net of interest expense of approximately $6.21 million for the nine months ended October 31, 2024. The decrease was primarily due to an decrease in operating expenses related to general and administrative expenses.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.93 million for the nine months ended October 31, 2025, flat compared to approximately $1.93 million in the prior year nine month period.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2025, food and beverage expenses increased approximately $10,000, or 14%, to approximately $81,000 for the nine months ended October 31, 2025, compared to approximately $71,000 for the nine months ended October 31, 2024. The increase in cost is due to the increase in food and beverage revenue.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.52 million for the nine months ended October 31, 2025, decreased approximately $138,000 from approximately $1.66 million for the nine months ended October 31, 2024, primarily due to less charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $15,000, or 4%, to approximately $335,000 for the nine months ended October 31, 2025, from approximately $349,000 for the nine months ended October 31, 2024.

Repairs and maintenance expense increased from approximately $313,000 reported for the nine months ended October 31, 2024, compared to approximately $329,000 for the nine months ended October 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense, including complimentary breakfast, increased by approximately $5,000, or 1%, from $450,000 for the nine months ended October 31, 2024, to approximately $455,000 for the nine months ended October 31, 2025. We continue to improve the guest breakfast experience which is our most popular “InnSuites Extra”.

Utility expenses decreased from approximately $312,000 for the nine months ended October 31, 2024, compared to approximately $300,000 for the nine months ended October 31, 2025, primarily driven by the decrease in room occupancy.

Hotel property non-cash depreciation expenses increased by approximately $41,000 from approximately $521,000 reported for the nine months ended October 31, 2024, compared to approximately $562,000 for the nine months ended October 31, 2025. Increased depreciation resulted from additional capital expenditures being depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $112,000, or 19%, to approximately $463,000 reported for the nine months ended October 31, 2025 compared with approximately $575,000 for the nine months ended October 31, 2024 due to adjustments in our operating lease accounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2025, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2024

A summary of total operating results of the Trust for the three months ended October 31, 2025 and 2024 is as follows:

	For the Three Months Ended October 31,
	2025	2024	Change	% Change
Total Revenues	$1,805,038	$1,825,128	$(20,090)	(1)%
Operating Expenses	1,986,435	1,955,450	(30,985)	(2)%
Operating Loss	(181,397)	(130,322)	(51,075)	(39)%
Interest Income and Other	750	4,821	(4,071)	(84)%
Interest Expense	(133,950)	(91,981)	(41,969)	(46)%
BW Rewards Credit	(37,296)	-	(37,296)	na
Income Tax Benefits	(100)	-	(100)	na
Consolidated Net Loss	(351,993)	(217,482)	(134,511)	(62)%

REVENUE:

For the three months ended October 31, 2025, we had total revenue of approximately $1.81 million, which is relatively flat compared to approximately $1.82 million for the three months ended October 31, 2024. In the prior fiscal years ended January 31, 2023, 2022 and 2021, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended October 31, 2025, we had an increase in total revenue benefitting from prior refurbishments, and increased internet marketing.

Total Consolidated Net Loss for the three months ended October 31, 2025 was approximately $352,000, compared to Consolidated Net Loss of approximately $217,000 for the three months ended October 31, 2024, a decrease of approximately $135,000. Earnings Per Share based on this Consolidated Net Loss were down $0.04 compared to the prior year similar three month period of $0.02. Earnings Per Share based on Net loss attributable to Controlling Interest was $0.04, down $0.01 compared to the prior year similar three month period of $0.03.

Net Loss before non-cash depreciation expense was approximately $160,000 for the three months ended October 31, 2025, compared to Net Loss before non-cash depreciation expense of approximately $43,000 for the three months ended October 31, 2024, which is a decrease of approximately $118,000.

Room revenue remained relatively flat during the three months ended October 31, 2025 as room revenues were approximately $1.81 million for the three months ending October 31, 2025 as compared to approximately $1.82 million for the three months ending October 31, 2024. During Fiscal Year 2026, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense were approximately $1.99 million for the three months ended October 31, 2025 compared to total expenses net of interest expense of approximately $1.96 million for the three months ended October 31, 2024.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $628,000 for the three months ended October 31, 2025 compared to approximately $570,000 in the prior year three month period for an increase of approximately $57,000, or 10%. Room expenses increased due to some additional seasonal staffing, while occupancy remained relatively flat overall.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2025, food and beverage expenses were approximately $26,000 for the three months ended October 31, 2025, compared to approximately $20,000 for the three months ended October 31, 2024.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $525,000 for the three months ended October 31, 2025, decreased approximately $11,000 from approximately $536,000 for the three months ended October 31, 2024 primarily due to savings initiatives at corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense remained relatively flat at approximately $101,000 for the three months ended October 31, 2025 from approximately $99,000 for the three months ended October 31, 2024.

Repairs and maintenance expense increased from approximately $98,000 reported for the three months ended October 31, 2024 compared to approximately $112,000 for the three months ended October 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $5,000, or 4%, from $142,000 for the three months ended October 31, 2024 to approximately $147,000 for the three months ended October 31, 2025. The increase in hospitality expense is due to an increase in minimum wages attributable to salary and wages for Hospitality.

Utility expenses increased by approximately $10,000, or 10%, from approximately $104,000 reported for the three months ended October 31, 2024 to approximately $114,000 for the three months ended October 31, 2025.

Hotel property depreciation expenses increased by approximately $17,000 from approximately $175,000 reported for the three months ended October 31, 2024 compared to approximately $192,000 for the three months ended October 31, 2025. Increased depreciation resulted from an increase in depreciation for additional capital expenditures.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $74,000, or 35%, to approximately $136,000 reported for the three months ended October 31, 2025 compared with approximately $211,000 for the three months ended October 31, 2024 due to adjustments in our operating lease accounts.

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

Hotel operations were positively affected by improved occupancy and substantially increased room rates at the Hotels in the Fiscal Year 2025, and stable occupancy, rates, and cost controls the First Three Fiscal Quarters of Fiscal 2026, ended October 31, 2025, as inflation and the travel industry momentum stabilizes.

With approximately $0.1 million of cash as of October 31, 2025, hotel and management fee income, the availability of three bank lines of credit, approximately $300,000 related party Demand/Revolving Line of Credit/Promissory Note, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for the next twelve months and beyond, from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefitting from clean energy and/or independent travel investments, potential increase of affiliate line of credit financing, and improved cash flow as our diversification investment matures. However, such transactions may not be available on terms that are favorable to us, or at all.

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

Cash used in operating activities totaled approximately $18,000 during the nine months ended October 31, 2025 as compared to net cash used of approximately $651,000 during the nine months ended October 31, 2024. Consolidated net loss was approximately $714,000 for the nine months ended October 31, 2025 as compared to consolidated net loss for the nine months ended October 31, 2024 of approximately $557,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the nine months ended October 31, 2025 and 2024, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property non-cash depreciation was approximately $562,000 during the nine months ended October 31, 2025 compared to approximately $521,000 during the nine months ended October 31, 2024, an increase of $41,000 as the Trust recognized more depreciation for the increase of additional capitalized fixed assets.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $114,000 and ($615,000) for the nine months ended October 31, 2025 and 2024, respectively. This significant decrease in changes in assets and liabilities for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $379,000 for the nine months ended October 31, 2025 compared to net cash used in investing activities of approximately $368,000 for the nine months ended October 31, 2024. The increase in net cash used in activities during the nine months ended October 31, 2025 was due primarily due to more capital improvements to our Hotel Properties as the Trust watched costs and cash flows.

Net cash provided by financing activities totaled approximately $518,000 and $145,000, respectively, for the nine months ended October 31, 2025 and 2024. The increase of approximately $373,000 was primarily due to freezing non-controlling interest distributions.

Principal payments on mortgage notes payable for continuing operations was approximately $202,000 and $157,000 during the nine months ended October 31, 2025 and 2024, respectively.

Borrowing and payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately $818,000 and $750,000 of cash provided by financing activities during the nine months ended October 31, 2025 and 2024, respectively.

Treasury Stock repurchases of IHT stock for cash was approximately $0 and $45,000 of cash used in financing activities during the nine months ended October 31, 2025 and 2024, respectively.

During the nine months ended October 31, 2025, our distributions to non-controlling interest holders was approximately $0 compared with approximately $312,000 for the nine months ended October 31, 2024.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of October 31, 2025, and 2024, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2025 and 2024, the Hotel spent approximately $540,000 and $333,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2025 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $329,000 and $313,000 for the nine months ended October 31, 2025 and 2024, respectively.

We have minimum debt payments, net of debt discounts, of approximately $532,000 and approximately $2,230,000 due during Fiscal Years 2026 and 2027, respectively. Minimum debt payments due during Fiscal Year 2026 and 2027 include approximately $62,000 and $261,000 of mortgage notes payable, approximately $470,000 of other notes payable which are secured promissory notes outstanding to unrelated third parties, and approximately $1,969,000 of notes payable to a related party.

We may seek to negotiate additional credit facilities refinancing one or both hotels, or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record high Gross Operating Profit (GOP Profits), in Fiscal Year 2025 (February 1, 2024 to January 31, 2025). Fiscal 2026 is down slightly. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates, occupancy, and market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Hotel property refurbishments have been completed by InnSuites and competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting or exceeding Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand. Supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. Room revenue was stable or down slightly, at our hotels in the First Fiscal Three Quarters of 2026, (February 1, 2025 to October 31, 2025). This is expected to continue for the balance of Fiscal Year 2026, through January 31, 2026.

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

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. As of October 31, 2025, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

A reconciliation of net income or loss attributable to controlling interests to Adjusted EBITDA for the nine and three months ended October 31, 2025 and 2023 is approximately as follows:

	For the Nine Months Ended October 31,
	2025	2024
Net loss income attributable to controlling interests	$(869,000)	$(812,000)
Add back:
Depreciation	562,000	521,000
Interest expense	415,000	338,000
Less:
Interest Income	-	(35,000)
Adjusted EBITDA	$108,000	$12,000

	For the Three Months Ended October 31,
	2025	2024
Net loss attributable to controlling interests	$(357,000)	$(276,000)
Add back:
Depreciation	192,000	175,000
Interest expense	134,000	92,000
Less:
Interest Income	-	(5,000)
Adjusted EBITDA	$(31,000)	$(14,000)

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

An approximate reconciliation of net income (loss) attributable to controlling interests to FFO for the nine and three months ended October 31, 2025 and 2023:

	For the Nine Months Ended October 31,
	2025	2024
Net loss attributable to controlling interests	$(869,000)	$(812,000)
Add back:
Depreciation	562,000	521,000
Non-controlling interest	155,000	255,000
FFO	$(152,000)	$(36,000)

	For the Three Months Ended October 31,
	2025	2024
Net loss attributable to controlling interests	$(357,000)	$(276,000)
Add back:
Depreciation	562,000	521,000
Non-controlling interest	5,000	59,000
FFO	$210,000	$304,000

FUTURE POSITIONING

In viewing economic cycles and hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$873,417	$1,125,368	9,500,000
Tucson Oracle	5,894,639	7,717,067	18,500,000
	$6,768,056	$8,842,435	$28,000,000

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

INFLATION

We rely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, based on supply and demand, and InnSuites in particular, can change and do change room rates often and quickly, but going forward, competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2025, ended January 31, 2025, InnSuites did generally experience increases in rates to offset the inflationary increase in labor and other expenses. During the current Fiscal 2026, inflation rates have been moderately stable.

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

On the Trust’s balance sheet, the investment of approximately $1,707,000 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $668,750 of UniGen Common Stock (575,000 shares), at cost. The value of the premium related to the fair value of the warrant accretes over the life of the debentures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of October 31, 2025.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of October 31, 2025.

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

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses. These remediation efforts were implemented throughout Fiscal Year 2025, and continuing in Fiscal 2026. Additional strengthening did take place in the balance of the current Fiscal Year 2025, as well as the current Fiscal Year 2026.

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2025 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during the three and nine months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several new additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID

COVID-19 had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021. Its consequences had dramatically reduced travel and demand for hotel rooms, in Fiscal Year 2021. We believe that lodging demand and revenue level have now recovered some stability.

Risks Relating to Tariffs

Uncertainty regarding tariffs and immigration present in the current economy exist. Given time, it is anticipated that tariff issues will be resolved, and governments will negotiate and lessen the impact imposed by such Tariffs. Over time, improvements on tariffs and immigration should allow travel to resume to normal levels.

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

For the nine months ended October 31, 2025 and 2024, the Trust repurchased 0 and 28,337 Shares of Beneficial Interest at an average price of $0.00 and $1.59 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to consider continuation from time to time, repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential, due to depreciated book values significantly below market value, anticipated strengthening of hotel operations and cost controls, with potential additional room rate increases and occupancy increases, the substantial potential of the UniGen efficient clean energy investment, and the profit potential of redevelopment of IBC Hotels for independent hotels, including its five-year option to purchase at cost, if successful, as well as the potential for a reverse merger with a larger entity seeking the benefit of a NYSE-American public listing. During the three months ended October 31, 2025, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2025 (February 1, 2024 to January 31, 2025), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: December 15, 2025	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2025	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

