Form 10-K
period 2026-01-31
INNSUITES HOSPITALITY TRUST
filed 2026-05-19
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2026.

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

Number of Shares of Beneficial Interest outstanding as of May 15, 2026: 9,402,834

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not taxed as a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliate RRF Limited Liability Limited Partnership (RRF LLLP), a Delaware limited liability limited partnership (the “Partnership”), owns interests in two hotels, operates and provides management services, and provides trademark license services, for two hotels. The Trust also holds a diversification investment in an efficient clean energy electricity generator innovation, as well as manages and holds an option to purchase, at cost, an independent boutique hotel reservation and independent hotel services investment.

At January 31, 2026, and currently, the Trust owns a 79.18% sole general partner interest in the Partnership, which controls a 51.69% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next thirty-six (36) months.

RRF Limited Liability Limited Partnership, a 79.18% majority-owned subsidiary of the Trust, provides management services for the two Trust Hotels. RRF also manages IBC Hotels, LLC, a reservation and independent hotel services company. The Trust has approximately 52 full-time employees and approximately 27 part-time employees.

The two Hotels have an aggregate of 270 hotel suites and operate as moderate-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. James Wirth, President, the Trust’s Chairman, and Chief Executive Officer. Both hotels offer swimming pools, fitness centers, business centers, and complimentary hot, healthy breakfast. In addition, the Hotels offer complementary social areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

For the Fiscal Year 2027 ahead, February 1, 2026 through January 31, 2027, the Trust’s operations are focused on the Trust’s primary business objective which is to maximize returns to its shareholders through hotel operating income and increases in asset value, focused on long-term total returns to shareholders, including profitable hotel and diversification operations and sale of assets, along with growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© Suite hotels, by even more profitable hotel operations, selling hotel real estate at market prices well above book values and benefitting from diversified investments, including efficient clean energy electricity generator innovation under development by UniGen Power, Inc. (UniGen). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MEMBERSHIP AGREEMENTS

Each InnSuites Hotel has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and a monthly fee based on the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet or exceed certain minimum requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $227,000 and $209,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2026, and 2025, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record or near high revenues and Gross Operating Profit (GOP Profits), in Fiscal Year 2026 (February 1, 2025 to January 31, 2026). This high revenue resulted from solid occupancy and incremental modest increases in room rates. Thus, the positive effect on gross operating profit largely resulted due to cost control measures, and modest room rate increases. The impact of COVID-19 to the world economy and hospitality industry resulted in reduced occupancy and reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates, hold occupancy, and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Hotel property refurbishments have been completed by the two Trust hotels and by certain competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to continue to see incremental demand during the next 24 months. Supply has been relatively steady in those respective markets. Either a significant increase in supply or a significant decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The prior year economy was volatile and uncertain. Recovery has and is benefiting our hotels in the First Fiscal Quarter of Fiscal 2027, (February 1, 2026 to April 30, 2026). Solid results are expected to continue for the balance of Fiscal Year 2027, through January 31, 2027.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UniGen), efficient clean energy electricity generation company. The Trust may continue to seek further diversification including through a merger or reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

REGULATION

The Trust is subject to numerous federal, state, and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements , guest safety, and the laws and regulations related to the preparation and sale of food and beverage such as health and liquor license laws. A violation of any of those laws and regulations or increased government regulation could require the Trust to make unplanned expenditures which may result in higher operating costs. Compliance with these laws is often time intensive and costly and may reduce the Trust’s revenues and operating income.

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

Our hotel properties are subject to various federal, state, and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including swimming pool chemicals or hazardous substances or biological waste) at or arising from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person or entity can be responsible for all the costs involved, even if more than one person or entity may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury, death and/or property damage resulting from contamination at or originating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Item 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has primarily been limited to the use of standard off-the-shelf software (such as Google, Sage 100 Advanced Software, and Microsoft Office) and the use by our employees of standard personal computers. We also employ an internal Information System Employee, as well as an external 24 hour per day, 365 day per year, Information Technology Service, providing Cloud Hosting, Web Protection, License, Firewall, and IP Service. With the assistance of the outside IT service, in conjunction with our Internal IT Team, management has implemented the necessary formal processes for assessing, identifying, and managing risks from cybersecurity threats. Firewalls are regularly checked and updated to the latest firmware. In the case of an actual cyber security threat, our outside IT service has full backups of critical systems and a 6-hour Disaster Recovery plan.

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

Governance

As discussed above, given the internal and external IT work, the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hospitality Centre, at 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. The two Hotels are operated as InnSuites Hotels and Suites, and both Hotels are in addition also marketed as Best Western® Hotels. The Hotels operate in the following locations:

●	Best Western InnSuites Tucson Foothills Hotel & Suites. 6201 N Oracle Rd., Tucson, AZ 85704
●	Best Western InnSuites Albuquerque Airport Hotel & Suites. 2400 Yale Boulevard SE, Albuquerque, NM 87106

In the last four years, we have remodeled 100% of each property’s available suites and public areas. The Trust owns a direct 21.90% interest in the InnSuites Hotel and Suites Albuquerque Airport Best Western Hotel. The Partnership owns a 51.69% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 79.18% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” below for a discussion of occupancy rates at the Hotels.

See Note 11 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” below for a discussion of mortgages encumbering the Hotels.

See Note 16 to the Trust’s Consolidated Financial Statements – “Leases” for a discussion of the month-to-month lease for our corporate headquarters and the non-cancellable ground lease to which our Albuquerque Hotel is subject.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2026, the Trust had approximately 9,092,735 shares outstanding. As of May 15, 2026, there were approximately 329 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2026	High	Low	Dividends
First Quarter	$2.69	$2.68	$0.01
Second Quarter	$2.58	$2.55	$0.01
Third Quarter	$4.24	$2.39
Fourth Quarter	$1.60	$1.51

Fiscal Year 2025	High	Low	Dividends
First Quarter	$1.70	$1.60	$0.01
Second Quarter	$1.98	$1.80	$0.01
Third Quarter	$2.25	$2.12
Fourth Quarter	$2.70	$2.55

The Trust has declared uninterrupted annual dividends for 56 years, since 1971, when the Trust was founded and first listed on the NYSE. The Trust paid its 56th uninterrupted, consecutive annual dividend on February 9, 2026. The Trust previously paid dividends once per year in the past, and may return to this one-time annual dividend policy again in the future.

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

No stock option grants were made in Fiscal 2025 or 2026.

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2026, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited-service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2026, and currently, the Trust owns a 79.18% sole general partner interest in the Partnership, which controls a 51.69% interest in the InnSuites hotel located in Tucson, Arizona. The Trust also holds a direct 21.90% interest in the InnSuites hotel located in Albuquerque, New Mexico.

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

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as the virus-related travel slowdown in the Fiscal Year starting February 1, 2020, or uncertainty in the Fiscal Year starting February 1, 2025, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs has been and could be adversely impacted by significant inflationary increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Further increases in area hotel supply, hourly labor cost, declines in demand, or declines in room rates, could result in increased competition, which could have an adverse effect on the rates, revenue, costs, and profits of the Hotels in their respective markets.

On February 20, 2026, the IHT President, Secretary/Treasurer, and CFO, were all three elected to similar management positions of UniGen Power, Inc. With this new UniGen Management in place, we expect our UniGen diversification efficient clean energy generation investment to grow and potentially provide a substantial source of income in the future. In addition, our RRF Management subsidiary took over Management of InnDependent Boutique Collection, LLC (IBC Hotels), during the Fiscal Year just ended, January 31, 2026, raising expectations of additional profits in the area of independent/boutique hotel reservations, and other hotel services for Global boutique and independent resorts and hotels. Independent hotels represent half the world’s hotels and resorts.

We expect the current Fiscal Year 2027 to be stable in the domestic travel industry, stable high level Hotel occupancy, continued modest increases of room rates, as well as continuation of current cost control all leading to stable profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining popular complementary guest items, including complimentary hot, healthy breakfast and free high-speed Internet access.

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

We expect the current Fiscal Year 2027 to see modest increases in profitability and demand for the domestic travel industry, with a stable high-level occupancy, modestly increasing room rates, as well as continuation of current cost control all leading to steady and improving profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining complementary guest items, including complimentary hot, healthy breakfast and free high-speed Internet access.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, non-cash depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to Occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In Fiscal Year 2026, as compared with Fiscal 2025, occupancy increased approximately 2.40% to 76.98% from 74.58% in the prior Fiscal Year. ADR decreased by $4.12, or 4.13%, to $95.57 in Fiscal Year 2026 from $99.69 in Fiscal Year 2025. The decreased ADR resulted in a decrease in REVPAR of $0.77, or 1.03%, to $73.57 in Fiscal Year 2026 from $74.34 in Fiscal Year 2025. The decrease in ADR and REVPAR reflect the lower average daily rates despite improved occupancy.

For the Fiscal Year 2026, ending January 31, 2026, we experienced stable revenue to prior year. For Fiscal 2027, (February 1, 2026 to January 31, 2027), we expect stable rates, and continued stable revenues compared to both prior levels, despite an intermittent slowdown in demand based on economic uncertainty.

For the 2025 Fiscal Year (February 1, 2024 to January 31, 2025), InnSuites and the entire hotel industry in general experienced strong improvements and increased travel, resulting in much improved revenues and profits. For the 2026 Fiscal Year ended January 31, 2026, InnSuites continued this upward trend achieving record revenues, and near record Gross Operating Profit.

The following table shows certain historical financial and other information for the periods indicated:

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economy and travel, or hospitality industry conditions.

	For the Years Ended
Albuquerque	January 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	87.57%	86.23%	1.34%	1.55%
Average Daily Rate (ADR)	$101.48	$101.01	$0.47	0.46%
Revenue Per Available Room (REVPAR)	$88.86	$87.10	$1.76	2.02%

	For the Years Ended
Tucson	January 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	69.48%	66.31%	3.17%	4.78%
Average Daily Rate (ADR)	$90.30	$98.44	$(8.14)	-8.27%
Revenue Per Available Room (REVPAR)	$62.74	$65.28	$(2.54)	-3.90%

	For the Years Ended
Combined	January 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	76.98%	74.58%	2.40%	3.22%
Average Daily Rate (ADR)	$95.57	$99.69	$(4.12)	-4.13%
Revenue Per Available Room (REVPAR)	$73.57	$74.34	$(0.77)	-1.03%

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

Results of operations of the Trust for the Fiscal Year ended January 31, 2026 compared to the Fiscal Year ended January 31, 2025.

Overview

A summary of total Trust operating results for the Fiscal Years ended January 31, 2026 and 2025 is as follows:

	For the Years Ended January 31,
	2026	2025	Change	% Change
Total Revenues	$7,567,275	$7,593,516	$(26,241)	(0)%
Operating Expenses	8,127,434	8,336,258	(208,824)	(3)%
Operating Loss	(560,159)	(742,742)	182,583	25%
Interest Income and Other	3,000	36,269	(33,269)	(92)%
Interest Expense	(523,993)	(476,046)	(47,947)	(10)%
Unigen Impairment	(222,917)	-	(222,917)	0%
BW Rewards Credit	(86,619)	(208,758)	122,139	59%
Income Tax Benefits	140	(355)	495	139%
Consolidated Net Loss	(1,390,548)	(1,391,632)	1,084	0%

REVENUE

For the twelve months ended January 31, 2026, we had total revenue of approximately $7,567,000 compared to approximately $7,594,000 for the twelve months ended January 31, 2025, a decrease of approximately $26,000, or less than 1%. This is near record-breaking, and second all-time high revenue from our Hotels, which we believe could continue in the current Fiscal 2027 year ahead.

We realized a 1% decrease in room revenues during Fiscal Year 2026 as room revenues were approximately $7,254,000 for the Fiscal Year ending January 31, 2026 as compared to approximately $7,336,000 for the Fiscal Year ending January 31, 2025. Our food and beverage revenue increased for Fiscal Year 2026 to approximately $104,000 from approximately $90,000 in Fiscal Year 2025, an increase of approximately $13,000, or 14%. Other Revenue was approximately $210,000 for the Fiscal Year ending January 31, 2026 as compared to approximately $167,000 for the Fiscal Year ending January 31, 2025, an increase of approximately $43,000, or 26%. The increase in Other Revenue was primarily due to a focused increase on guest fees.

EXPENSES

Total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision were approximately $8,127,000 for the twelve months ended January 31, 2026 reflecting a decrease of approximately $209,000 compared to total expenses before interest expense, employee retention credit, sales and occupancy taxes and income tax provision of approximately $8,336,000 for the twelve months ended January 31, 2025. The decrease was primarily due to decreases in room expenses, general and administrative expenses, and real estate and personal property taxes. Specific expense comparisons to the prior Fiscal Year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,549,000 for the Fiscal Year ended January 31, 2026 compared to approximately $2,614,000 in the prior year period for a decrease of approximately $65,000, or 2%. Room expenses decreased due to cost management initiatives.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $2,179,000 for the twelve months ended January 31, 2026, decreased approximately $39,000 from approximately $2,218,000 for the twelve months ended January 31, 2025 primarily due to cost cutting initiatives at the Corporate office.

Sales and marketing expense remained flat at approximately $453,000 for the twelve months ended January 31, 2026 compared to approximately $453,000 for the twelve months ended January 31, 2025.

Repairs and maintenance expense decreased by approximately $2,000, or less than 1%, to approximately $428,000 for the twelve months ended January 31, 2026 from approximately $430,000 for the twelve months ended January 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense increased by approximately $3,000, or less than 1%, to approximately $611,000 for the twelve months ended January 31, 2026 from approximately $608,000 for the twelve months ended January 31, 2025. The increase was primarily due to increased breakfast and social hours offerings at the hotel properties, with competitive pressures on complimentary breakfast, which is our number one most popular guest amenity.

Utility expenses decreased approximately $3,000, or less than 1%, to approximately $398,000 reported for the twelve months ended January 31, 2026 from approximately $402,000 for the twelve months ended January 31, 2025.

Hotel property depreciation expenses increased by approximately $68,000 to approximately $774,000 for the twelve months ended January 31, 2026 from approximately $706,000 for the twelve months ended January 31, 2025. Increased depreciation resulted from continued capital expenditure investments in the hotels.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $177,000, or 23%, to approximately $602,000 for the twelve months ended January 31, 2026 from approximately $780,000 for the twelve months ended January 31, 2025. Insurance expense, which increased sharply in Fiscal Year 2025, has been reduced substantially for Fiscal Year 2026 (February 1, 2025 through January 31, 2026).

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel and quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include potential intercompany loans, potential future real estate hotel sales, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt including repayment of an intercompany loan from Tucson.

Hotel operations were positively affected by increased room rates at the Hotels in the Fiscal Years 2025 and 2026, respectively.

With approximately $350,000 of cash as of January 31, 2026 and the availability of three $250,000 bank lines of credit, and approximately $850,000 available funds from the $2,500,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing other strategic options available to us, including raising additional funds, asset sales, and benefiting from clean energy investment cash flow as our diversification investment progresses. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), previously agreed to extend the payment schedule on IBC’s note receivable to allow IBC to rebuild operations as the hotel industry rebounds. Management believes that with an additional extension repayment term, that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Fiscal Year ended January 31, 2026.

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

For the Fiscal year 2027 ahead, we expect stable occupancy, modestly increased hotel rates, and limited additional new-build hotel supply in our markets, and accordingly we anticipate continued solid revenues. We expect challenges for the remaining Fiscal Year to be the economy, international uncertainty, tariffs, inflation, and cost control. Added strength in travel, leisure, corporate, and group business may further increase room rates while maintaining and/or building market share in Fiscal Year 2026. Government travel levels are uncertain, but may start to rebound in the remainder of the current 2027 Fiscal Year.

Cash used in operating activities totaled approximately $11,000 during the twelve months ended January 31, 2026 as compared to net cash used of approximately $1,059,000 during the twelve months ended January 31, 2025. Consolidated net loss was approximately $1,391,000 for the twelve months ended January 31, 2026 as compared to consolidated net loss for the twelve months ended January 31, 2025 of approximately $1,392,000. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

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

Adjusted EBITDA is defined as earnings before interest expense, amortization of loan costs, interest income, income taxes, non-cash depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payments and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the Fiscal Years ended January 31, 2026 and 2025 approximate follows:

	For the Years Ended January 31,
	2026	2025
Net loss income attributable to controlling interests	$(1,426,000)	$(1,391,000)
Add back:
Depreciation	774,000	706,000
Interest expense	524,000	476,000
Less:
Interest Income	-	(36,000)
Adjusted EBITDA	$(128,000)	$(245,000)

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for Fiscal Year ended January 31, 2026 and 2025 are as follows:

	For the Years Ended January 31,
	2026	2025
Net loss attributable to controlling interests	$(1,426,000)	$(1,391,000)
Add back:
Depreciation	774,000	706,000
Non-controlling interest	36,000	(1,000)
FFO	$(616,000)	$(686,000)

The Trust reported Consolidated Net Loss from operations of approximately $434,000 for the Fiscal Year ended January 31, 2026 compared to Consolidated Net Loss from operations before other income, interest expense, and the Employee Retention Credit of approximately $743,000 for the Fiscal Year ended January 31, 2025. Fiscal 2026 and 2025 Consolidated Net Loss from operations included non-cash depreciation of approximately $774,000 and $706,000, respectively. Fiscal 2026 Consolidated Net Loss from operations before non-cash depreciation was approximately $303,000 as compared to Consolidated Net Loss from operations before non-cash depreciation of approximately $686,000 for Fiscal 2025.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to seek buyers for one or both of our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

			Estimated Market
Hotel Property	Book Value	Mortgage Balance	Asking Price
Albuquerque	$837,396	$1,114,598	9,500,000
Tucson Oracle	5,898,046	7,697,430	18,500,000
	$6,735,442	$8,812,028	$28,000,000

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean electricity energy operation diversified investment, to benefit from IBC independent hotel services potential operations and branding diversification, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange. We are experiencing increased interest from reverse merger candidates.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Effective in April of 2026, IHT once again aggressively began participating in the Share Repurchase Program, which management believes to have strong value potential available in the IHT Stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial balance to the current hotel industry exposure, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investment, and the IBC diversification option to purchase at cost, in the years ahead. See Note 6 of the audited consolidated financial statements for discussion IBC, and Note 7 for discussion on UniGen.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2026 or 2025. As of January 31, 2026, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

Revenue Recognition

Revenues are primarily derived from the sources below and are recognized as services are rendered and it is probable that the entity will collect substantially all of the consideration. Amounts received in advance of revenue recognition are considered deferred liabilities and are generally not significant.

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

INFLATION

We rely on the performance of the Hotels and InnSuites ability to increase revenue to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2026, ended January 31, 2026, InnSuites did experience increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2027, rates are more stable.

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”). InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021. UniGen is in the process of developing a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with some progress to date despite the virus, setbacks, international vendor travel disruptions, cost overruns, and delays. The investment includes convertible bonds, stocks, and warrants to purchase UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to UniGen requiring any restriction of cash.

The total market demand for electricity is projected to double in the U.S. over the next five years due to sharply increased demand from data centers, electric vehicles, and projected Artificial Intelligence usage.

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. UniGen is delinquent on quarterly interest payments. Newly elected UniGen management was installed shortly after the end of the 2026 Fiscal Year, (Ending January 31, 2026), on February 20, 2026.

The Trust has purchased in addition approximately 575,000 shares of UniGen stock, and holds Warrants with expiration dates extended to June 30, 2029.

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

UniGen announced that the engineering work is 61% complete, according to UniGen, on the first two prototypes. IHT may participate in an upcoming round of capital raising, now that the new management team is in place.

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

As of January 31, 2026, James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) both lacked significant UniGen control. They had two of the five UniGen Board of Directors seats or 40% and were elected in December 2019 to serve on the board of UniGen to monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels and our other investments, that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Oil prices and availability, along with international instability, and its effect on the Travel Industry;

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	Inflation, tariffs, and economic recession;

●	terrorist attacks or other acts of war;

●	political instability, and potentially reduced government travel;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates, and effectiveness of marketing;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of all receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American, including meeting the required equity listing requirement, and/or raising additional equity if needed;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes, and variations in airline travel demand;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws, and other legislation.

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

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of InnSuites Hospitality Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (the “Company”) as of January 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or were required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. The critical audit matter communicated below does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

We determined that there is below critical audit matter.

1.	Investment in UniGen

As described in Note 7 to the consolidated financial statements, the Company holds an investment in UniGen consisting of a convertible note receivable, common stock, and warrants, with a total carrying amount of approximately $1.67 million as of January 31, 2026.

The evaluation of potential impairment of this investment involved significant auditor judgment due to the absence of observable market inputs, the early-stage nature of UniGen’s operations, and the reliance on future development, financing, and commercialization activities. The assessment required consideration of qualitative factors, including operational progress, future funding requirements, and the uncertainty surrounding the timing and realization of expected cash flows.

Given the high degree of estimation uncertainty and judgment involved in assessing the fair value and recoverability of this investment, we determined this matter to be a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the potential impairment of the Company’s investment in UniGen included, among others:

●	Evaluating management’s impairment assessment methodology for the investment components (common stock, convertible debenture, and warrants), including assessing the appropriateness of the accounting frameworks applied.
●	Reading key underlying agreements to evaluate the rights, terms, and conditions associated with the investment instruments.
●	Evaluating the reasonableness of management’s significant assumptions used in identifying qualitative impairment indicators, considering factors such as UniGen’s operational status, development progress, and financial condition.
●	Corroborating management’s key assumptions and assertions regarding the investee’s future funding dependencies and project progress with relevant audit evidence.
●	Evaluating the adequacy of the disclosures related to the investment and potential impairment in the consolidated financial statements.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

May 15, 2026

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2026	JANUARY 31, 2025
ASSETS
Current Assets:
Cash	$350,200	$92,752
Accounts Receivable	96,924	194,943
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	137,378	199,233
Total Current Assets	1,818,029	1,720,455
Property and Equipment, net	6,756,249	6,811,614
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,045,563	2,067,761
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	435,180	668,750
TOTAL ASSETS	$13,980,021	$14,193,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$847,752	$652,624
Current Portion of Mortgage Notes Payable, net of Discount	1,320,719	241,709
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	28,154	26,812
Total Current Liabilities	2,666,625	1,391,145
Notes Payable - Related Party	2,645,088	1,151,225
Mortgage Notes Payable, net of Discount	7,491,309	8,802,737
Operating Lease Liability, net of current portion	2,174,841	2,202,995
TOTAL LIABILITIES	14,977,863	13,548,102

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,331,544 and 8,988,804 shares issued and 9,331,544 and 8,763,485 shares outstanding at January 31, 2026 and January 31, 2025, respectively	2,966,285	5,470,050
Treasury Stock, 0 and 225,319 shares held at cost at January 31, 2026 and January 31, 2025, respectively	-	(917,425)
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,966,285	4,552,625
NON-CONTROLLING INTEREST	(3,964,127)	(3,907,147)
TOTAL EQUITY/(DEFICIT)	(997,842)	645,478
TOTAL LIABILITIES AND EQUITY	$13,980,021	$14,193,580

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2026	2025
REVENUE
Room	$7,253,509	$7,335,597
Food and Beverage	103,619	90,461
Other	210,147	167,458
TOTAL REVENUE	7,567,275	7,593,516

OPERATING EXPENSES
Room	2,549,070	2,614,228
Food and Beverage	105,841	96,640
General and Administrative	2,179,324	2,218,392
Sales and Marketing	452,853	453,040
Repairs and Maintenance	427,809	429,724
Hospitality	611,222	607,880
Utilities	398,322	401,787
Depreciation	773,964	705,683
Real Estate and Personal Property Taxes, Insurance and Ground Rent	602,491	779,609
Other	26,538	29,275
TOTAL OPERATING EXPENSES	8,127,434	8,336,258
OPERATING LOSS	(560,159)	(742,742)
Other Income	3,000	21,118
Interest Income	-	15,151
TOTAL OTHER INCOME	3,000	36,269
Interest on Mortgage Notes Payable	498,551	454,044
Interest on Other Notes Payable	25,442	22,002
TOTAL INTEREST EXPENSE	523,993	476,046
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	(1,081,152)	(1,182,519)
Impairment of Investment in UniGen	(222,917)	-
BW Rewards Credit	(86,619)	(208,758)
Income Tax Benefit (Expense)	140	(355)
CONSOLIDATED NET LOSS	$(1,390,548)	$(1,391,632)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$35,631	$(597)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,426,179)	$(1,391,035)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.16)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	8,763,485	8,790,992

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2026 and 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

Net Loss		(391,180)			(391,180)	(9,839)	(401,019)
Shares of Beneficial Interest Issued for Services Rendered	18,000	12,960			12,960	-	12,960
Dividends		(87,913)			(87,913)	-	(87,913)
Reallocation of Non-Controlling Interests and Other	9,815		7,587		-	77	77
Balance, July 31, 2025	8,791,300	$4,882,885	232,906	$(917,425)	$3,965,460	$(3,766,847)	$198,613

Net Loss		(356,908)			(356,908)	4,915	(351,993)
Shares of Beneficial Interest Issued for Services Rendered		6,480			6,480	-	6,480
Reallocation of Non-Controlling Interests and Other	(9,815)		(7,587)		-	-	-
Balance, October 31, 2025	8,781,485	$4,532,457	225,319	$(917,425)	$3,615,032	$(3,761,932)	$(146,900)

Net Loss		(557,059)			(557,059)	(119,507)	(676,566)
Shares of Beneficial Interest Issued for Services Rendered					-		-
Sale of Treasury Stock	550,059	550,059			550,059		550,059
Sale of RRF Units		(1,467,484)			(1,467,484)		(1,467,484)
Dividends		(93,848)			(93,848)		(93,848)
Sales of Ownership Interests in Subsidiary, net			(225,319)	917,425	917,425		917,425
Distribution to Non-Controlling Interests					-	(82,688)	(82,688)
Balance, January 31, 2026	9,331,544	$2,966,285	-	$-	$2,964,125	$(3,964,127)	$(997,842)

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss		(386,743)			(386,743)	(39,119)	(425,862)
Purchase of Treasury Stock	(9,881)		9,881	(19,694)	(19,694)		(19,694)
Dividends		(90,237)			(90,237)		(90,237)
Distribution to Non-Controlling Interests					-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,413,525	225,319	$(917,425)	$5,496,100	$(3,545,148)	$1,950,952

Net Loss		(276,365)			(276,365)	58,883	(217,482)
Distribution to Non-Controlling Interests					-	(82,685)	(82,685)
Balance, October 31, 2024	8,763,485	$6,137,160	225,319	$(917,425)	$5,219,735	$(3,568,950)	$1,650,785

Net Loss		(579,377)			(579,377)	(255,509)	(834,886)
Dividends		(87,733)			(87,733)		(87,733)
Distribution to Non-Controlling Interests					-	(82,688)	(82,688)
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,390,548)	$(1,391,632)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Used In Operating Activities:
Stock-Based Compensation	21,600	-
Impairment of UniGen Investment	222,917	-
Depreciation	773,964	705,683
Changes in Assets and Liabilities:
Accounts Receivable	98,019	(82,997)
Prepaid Expenses and Other Assets	61,855	111,658
Operating Lease	(4,614)	(4,601)
Accounts Payable and Accrued Expenses	205,858	(396,906)
NET CASH USED IN OPERATING ACTIVITIES	(10,949)	(1,058,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(718,599)	(466,105)
Payments on Investments in Unigen	-	(35,000)
NET CASH USED IN INVESTING ACTIVITIES	(718,599)	(501,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(232,418)	(206,139)
Borrowing on Notes Payable - Related Party	1,493,863	1,151,225
Payment of Dividends	(181,761)	(177,970)
Distributions to Non-Controlling Interest Holders	(82,688)	(394,645)
Sale of Ownership Interest in Subsidiary, net	907,425	-
Sale of RRF Units	(1,467,484)	-
Sale of Treasury Stock	550,059	(45,187)
NET CASH PROVIDED BY FINANCING ACTIVITIES	986,996	327,284
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,448	(1,232,616)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,752	1,325,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$350,200	$92,752

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2026 AND 2025

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2026, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $445,833 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2.

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

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware LLLP (the “Partnership”), and owned a 79.18% and 75.89% interest in the Partnership as of January 31, 2026 and 2025, respectively. As of January 31, 2026, the Partnership owned a 51.69% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These audited condensed consolidated financial statements have been prepared by management in accordance with accounting principles in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include all assets, liabilities, revenues and expenses of the Trust and its subsidiaries, as listed in the table below. All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current fiscal year presentation. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the unaudited condensed financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.90%	-
Tucson Hospitality Properties, LLLP	-	51.69%
RRF Limited Partnership	79.18%	-

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

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Partnership as the primary beneficiary (see Note 5 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

The financial statements of the Partnership and Tucson Hospitality Properties, LLLP are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity. As of January 31, 2026, non-controlling interest represented 48.31% interest in the InnSuites® hotel located in Tucson, Arizona, 78.10% interest in the InnSuites® hotel located in Albuquerque, New Mexico, and 24.11% in the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On January 31, 2026 and 2025, 194,317 and 211,755 Class A Partnership units were outstanding, representing 1.51% and 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2026 and 2025, 2,629,038 and 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 20.46% and 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2026 and 2025, the limited partners in the Partnership would receive 2,823,355 Shares of Beneficial Interest of the Trust. As of January 31, 2026, and 2025, the Trust owns 10,025,724 general partner units in the Partnership, representing 79.18% and 75.89% of the total Partnership units.

On January 31, 2026, the total IHT Shares of Beneficial Interest are 6,457,296. Total Class A and Class B RRF Limited Partnership units are 2,823,355. The total diluted shares that are convertible one for one is 9,280,651.

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

At a future date, the Trust may receive cash from hotel reservations, branding, and/or energy operations and/or full or partial refinance or sale of one or both hotels, and/or full or partial sale of its UniGen diversification investment.

As of January 31, 2026, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1.15 million. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,500,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,500,000 for either party.

As of January 31, 2026, the Trust had an amount payable of the Related Party Notes Payable of approximately $2,645,000.

As of January 31, 2026, the Trust had three Revolving lines of Credit totaling $250,000 with the Pima Federal Credit Union. The lines had a zero balance as of January 31, 2026.

With approximately $350,000 of cash as of January 31, 2026, the availability of the combined $2,500,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Pima Federal Credit Union, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, one or more reverse merger opportunities, or other investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in a reverse merger, selling properties, merging, refinancing, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the audited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Years ended January 31, 2026, and January 31, 2025, respectively.

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

During the Fiscal Year ended January 31, 2026, no warrants were exercised. As of January 31, 2026, the Trust owned 575,000 shares of common stock in UniGen Power, Inc. (UniGen), a non-affiliated privately held entity, at a cost of $668,750. As of January 31, 2026, the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UniGen had limited operations and was still in the start-up and research and development stage. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

REVENUE RECOGNITION

Hotel and Operations

Revenues are primarily derived from the sources below and are recognized as services are rendered and it is probable that the entity will collect substantially all of the consideration. Amounts received in advance of revenue recognition are considered deferred liabilities and are generally not significant.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, complimentary breakfast, and high-speed internet), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES PER ASC 326

Accounts receivable are derived from guest stays and other reservations at the Hotels, and are recorded at the invoiced amount. The Trust accounts for credit losses under ASC Topic 326, which requires an estimate of expected credit losses over the contractual life of the receivables. The Trust utilizes an aging matrix to estimate the allowance, pooling receivables with similar risk characteristics. This methodology is based on historical loss experience, adjusted for current market conditions and reasonable and supportable forecasts of future economic conditions that may affect the guests’ ability to pay. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $7,000 and $4,000 in the allowance for expected credit losses for the Fiscal Years ended January 31, 2026 and 2025.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 23 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT fully paid restricted Shares per year. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees. From time to time, the Trustees and key employees receive one-time fully paid restricted share grants, as well.

Additionally, in Fiscal Year 2024 (February 1, 2023 to January 31, 2024), 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees. The shares were fully vested at January 31, 2026.

The following table summarizes restricted share activity during Fiscal Years 2025 and 2026.

	Restricted Shares
	Shares	Price on Date of Grant
Balance at January 31, 2022	-	-
Granted	38,000	$2.08
Vested	(38,000)	$2.08
Forfeited	-
Balance of unvested awards at January 31, 2023	-

Granted	46,000	$1.20
Vested	(40,480)	$1.20
Balance of unvested awards at January 31, 2024	5,520

Granted
Vested	(5,520)	$1.20
Balance of unvested awards at January 31, 2025	-

Granted	18,000
Vested	(18,000)	$1.20
Balance of unvested awards at January 31, 2026	-

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

DIVIDENDS AND DISTRIBUTIONS

In Fiscal Years 2026 and 2025, the Trust paid a semi-annual dividend of $0.01 per share each, at the beginning of the first Fiscal quarter and at the end of the second Fiscal quarter for a total annual dividend of $0.02 for each Fiscal Year in the amounts of approximately $182,000 and $178,000, respectively. The Trust previously had a policy of one Annual Dividend per Fiscal Year, typically in early February of the Fiscal Year. The Board may consider returning to an annual dividend potentially providing additional cash for diversified investments. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted dividends annually for 56 consecutive years since the Trust was formed in 1971, and listed with the NYSE.

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

For the Fiscal Years ended January 31, 2026 and 2025, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 2,823,355 and 3,185,793 in addition to the basic shares outstanding for the years ended January 31, 2026 and 2025. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the years ended January 31, 2026 and 2025 and are excluded in the calculation of diluted earnings per share for those periods.

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

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $274,000 and $311,000 for the twelve months ended January 31, 2026 and 2025, respectively, and is reported in the consolidated Statement of Operations.

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

The Trust has assets that are carried at fair value on a recurring basis, including stock and warrants in a 3rd party private company on the audited condensed consolidated balance sheet.

Due to their short maturities, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 2 inputs.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as an Administrative Manager of Albuquerque, coordinating the offering and sale of Class A Interests to qualified third parties. REF, IHT, and other REF Affiliates may purchase Interests from time to time. Rare Earth, as a General Partner of the Albuquerque entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. As part of this offering, Rare Earth was paid $200,000 for a restructuring fee which was recorded in Equity. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the Fiscal Year ending January 31, 2026 and 2025, the Trust purchased a net of 0 units, and sold 2 units, respectively.

As of January 31, 2026, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.17% interest, or approximately 1 Class C units, and other parties held a 77.93% interest, or approximately 471.5 Class A units. For the Fiscal Year ended January 31, 2026, the Albuquerque entity made quarterly Priority Return payments.

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

As of January 31, 2026, the Partnership held a 51.69% ownership interest, or 413.5 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.25% interest, or approximately 2 Class C units, and other parties held a 48.06% interest, or approximately 384.5 Class A units. For the Fiscal Year ended January 31, 2026, the Tucson entity paused quarterly Priority Return payments.

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

During the Fiscal Years ended January 31, 2026, and January 31, 2025, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted, respectively. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed, including the refinance of the Tucson Hotel on March 29, 2022.

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assets and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	For the Years Ended
	January 31,
	2026	2025
Assets
Cash	$52,183	$(24,551)
Accounts Receivable	1,929	(23,757)
Prepaid Expenses and Deposits	35,852	4,129
Employee Retention Credit	616,764	616,764
Hotel Properties, Net	837,396	940,421
Operating Lease -Right of Use	2,045,563	2,067,761

Total Assets	$3,589,687	$3,580,767

Liabilities
Accounts Payable and Accrued Expenses	$1,508,887	$1,532,757
Operating Lease Liability (ASC 842)	2,202,995	2,229,807
Mortgage Notes Payable	1,114,598	1,156,433
Total Liabilities	$4,826,480	$4,918,997

Equity	(1,236,793)	(1,338,230)

Liabilities & Equity	$3,589,687	$3,580,767

6. NOTES RECEIVABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement of its technology subsidiary, IBC Hotels LLC (IBC), to an unrelated third-party buyer (Buyer). As a part of the amended sale agreement, the Trust received a secured promissory note adjusted to the principal amount of $1,925,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying consolidated balance sheet in continuing operations, which was subsequently adjusted to 3.25%, due in 2030.

●	No interest accrued through May 2024, and no payments on the note receivable including principal and interest based on the previously extended time period were due through May 2024.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note has been extended further and modified.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2030	1,925,000
$1,925,000

●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.

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

●	IBC was purchased by an affiliate of the Trust Chairman with modified terms and maturity date. The RRF subsidiary of the Trust now manages IBC Hotels, with a five-year option to buy at cost.

Rare Earth Financial LLC (REF), an affiliate majority-owned by our President and CEO, James Wirth, entered into an agreement with the Obasa Group of Companies, on March 5, 2025, to purchase 102037739 Saskatchewan Ltd, and its subsidiary IBC. RRF LLLP, a subsidiary of IHT, agreed to become the Management Company of IBC, in an effort to rekindle earlier operations that were partially successful, until the Covid-19 pandemic in early 2020. The Note Payable to IHT was extended until June 30, 2030, with interest to be paid at 3.25%. REF intends to make any outstanding interest payments potentially due in Fiscal Year 2027 (February 1, 2026 to January 31, 2027). As part of the Management Agreement, RRF obtained a five-year option to purchase IBC at the net cost of REF. If the rekindling of IBC is successful, this option could prove to be a valuable asset of IHT in the future.

As of January 31, 2026, management evaluated the carrying value of the note determined no impairment is needed at this time.

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

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock, with an expiration extended warrant date of June 30, 2029.

UniGen also issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 500,000 shares of UniGen Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock, with an expiration extended warrant date of June 30, 2029.

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

The second convertible debenture has matured with principal and unpaid accrued interest due, subject to restructuring.

As of January 31, 2026, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750.

During the fiscal year ended January 31, 2026, the Trust evaluated its cost-method investment in UniGen common stock for impairment under ASC 321 and concluded that indicators of impairment were present, including UniGen’s continued pre-revenue status, the slower-than-anticipated pace of engineering completion (61% complete as of the reporting date), and UniGen’s ongoing need to raise additional capital to fund commercialization of its first prototypes. Based on management’s assessment, the Trust recorded an impairment charge of $222,917 during the year ended January 31, 2026, reducing the carrying value of its 575,000 shares of UniGen common stock from a cost basis of $668,750 to $445,833. The impairment charge is included in Other Income (Expense) in the Consolidated Statements of Operations.

The convertible debenture receivable was separately evaluated for impairment as of January 31, 2026 and no impairment was recorded against the note. Following the impairment of the common stock, management believes the post-impairment carrying value of $445,833 approximates fair value, recognizing that UniGen’s projects remain in the developmental R&D phase and that further changes in UniGen’s commercialization progress or capital-raising efforts could result in additional impairment in future periods.

UniGen Power Inc. (UPI), progress of the UPI efficient clean energy innovation is as follows:

1. UniGen has stated they have completed 61% of engineering, and is now focused on raising additional capital, which is an ongoing process, in which IHT may participate.

2. Due to an increasingly unreliable American power grid, increasing demand for electricity including electric vehicles, increasing demand for data center power, ballooning demand for Artificial Intelligence electricity, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown. The market for total electricity in the U.S. is projected to double over the next five years. The initial order for thirty units has been reaffirmed.

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) were both elected to similar UniGen Management positions, on February 20, 2026, and currently hold both of the two UniGen Board of Directors seats. This product is a potentially power industry disruptive relatively clean energy generation innovation.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

8. PROPERTY AND EQUIPMENT

As of January 31, 2026 and January 31, 2025, hotel properties consisted of the following:

HOTEL SEGMENT
	January 31, 2026	January 31, 2025
Land	$2,500,000	$2,500,000
Building and improvements	11,497,326	11,225,376
Furniture, fixtures and equipment	5,193,376	4,792,854
Total hotel properties	19,190,702	18,518,230
Less accumulated depreciation	(12,455,260)	(11,729,945)
Hotel properties, net	6,735,442	6,788,285

As of January 31, 2026 and January 31, 2025, property and equipment consisted of the following:

CORPORATE PP&E
	January 31, 2026	January 31, 2025
Land	$-	$-
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	468,540
Less accumulated depreciation	(447,733)	(445,211)
Property, Plant and Equipment, net	$20,807	$23,329

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2026, and 2025, prepaid expenses and other current assets consisted of the following:

	January 31, 2026	January 31, 2025
Tax and Insurance Escrow	$57,951	$57,752
Deposits	-	-
Prepaid Insurance	28,423	95,532
Prepaid Workman’s Compensation	672	592
Miscellaneous Prepaid Expenses	50,332	45,357
Total Prepaid Expenses and Current Assets	$137,378	$199,233

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2026 and 2025, accounts payable and accrued expenses consisted of the following:

	January 31, 2026	January 31, 2025
Accounts Payable	$439,740	$196,261
Accrued Salaries and Wages	88,613	80,629
Accrued Vacation	10,000	10,000
Accrued Property Taxes	67,628	113,527
Sales Tax Payable	41,002	52,284
Accrued Other	200,769	199,923
Total Accounts Payable and Accrued Expenses	$847,752	$652,624

11. MORTGAGE NOTES PAYABLE

On January 31, 2026, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2026 was 4.69%.

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

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“liquidity”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of January 31, 2026, and January 31, 2025 the mortgage loan balance was approximately $7,697,000 and $7,888,000, respectively, net of financing fees of approximately $85,000 and $89,000, respectively. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona originally, and now subsequently with Pima Federal Credit Union. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. The current rate for this note was adjusted to 7.3%, in December of 2024, and was adjusted to 7.571%, in December of 2025. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2026, and January 31, 2025 the mortgage loan balance was approximately $1,115,000, and $1,156,000, respectively, net of financing fees of approximately $7,000 and $9,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month. As of January 31, 2026 it was determined the loan covenant was no longer being met. Thus, the remaining balance has been reclassified as a current liability.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2026:

	2026	2025
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $5.9 million at January 31, 2026.	$7,697,430	$7,888,013

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $0.8 million at January 31, 2026.	1,114,598	1,156,433
Totals:	$8,812,028	$9,044,446

Total interest expense on mortgage notes payable was approximately $476,000 and $324,000 for the Fiscal Years ended January 31, 2026 and 2025, respectively.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2025. The balance as of January 31, 2026 and 2025 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in January 2027. The balance as of January 31, 2026 and 2025 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in January 2027. The balance as of January 31, 2026 and 2025 was $0.

13. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2026, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to $2,000,000. On November 26, 2025 the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,500,000. As of January 31, 2026, and January 31, 2025, the Trust had an amount payable of approximately $2,645,000 and $1,151,000, respectively. During the Fiscal Years ended January 31, 2026 and 2025, the Trust accrued approximately $0, respectively, of interest expense.

14. OTHER NOTES PAYABLE

As of January 31, 2026, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2026, whichever occurs first, and renews annually. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2026.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026, and renews annually. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2026.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2026 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE TO BANKS	NOTES PAYABLE - RELATED PARTY	TOTAL

2027	1,320,719	470,000	-		1,790,719
2028	205,359	-	-	2,645,088	2,850,447
2029	214,027	-	-	-	214,027
2030	227,807	-	-	-	227,807
2031	241,195
Thereafter	6,602,921	-	-		6,602,921
	$8,812,028	$470,000	$-	$2,645,088	$11,685,921

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

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease expires in 2058. The Albuquerque Hotel ground lease has been extended three times since the Albuquerque Hotel was first acquired, in the year 2000, and may be extended further in the future.

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2026 consist of the following:

For the Year Ended
January 31, 2026
Operating Lease Costs:
Operating lease cost*	149,461

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Year Ended
January 31, 2026

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,614)

Lease obligations:
Operating leases, net	$2,202,995
Long-term obligations	$2,174,841

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2026
Operating leases	30

Weighted average discount rate	4.85%
Operating leases

The aggregate annual lease obligations at January 31, 2026 are as follows:

For the Years Ending January 31,
2027	134,379
2028	134,391
2029	134,403
2030	134,416
2031	134,428
Thereafter	3,724,011
Total minimum lease payments	$4,396,028
Less: amount representing interest	2,193,033
Total present value of minimum payments	2,202,995
Less: current portion	$28,154
Long term portion of operating lease liability	2,174,841

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

For the years ended January 31, 2026 and 2025, the Trust repurchased 0 and 28,337 Shares of Beneficial Interest at an average price of $0 and $1.59 per share, respectively. The average price paid includes brokerage commissions. The Trust has once again resumed its share repurchases and based on management view plans to aggressively continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase approximately an additional 200,000 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforward of approximately $7.9M at January 31, 2026. In 2005, the Trust had an ownership change within the meaning of the Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the Federal and State Tax Returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets at January 31,

	2026	2025
Net operating loss carryforwards	$4,010,517	$3,053,465
Bad debt allowance	-	-
Accrued expenses	(2,622)	(2,622)
Syndications	2,923,000	2,923,000
Prepaid insurance	28,423	95,532
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	7,010,318	6,120,375

Deferred income tax liability associated with book/tax	(1,771,158)	(1,785,672)
Net deferred income tax asset	5,239,160	4,334,703
Valuation Allowance	(5,239,160)	(4,334,703)
	-	-

Income taxes for the year ended January 31,

	2026	2025
Current income tax provision (benefit)	(140)	355
Deferred income tax provision (benefit)	(223,965)	(392,348)
Change in valuation allowance	223,965	392,348
Net income tax expense (benefit)	(140)	355

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2026
	Amount	Percent
Federal statutory rates	$(227,042)	21%
State income taxes	(56,383)	5%
Change in valuation allowance	(224,000)	-21%
True-up in prior year returns	-	0%
Effective Rate	140	0.0129%

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2025
	Amount	Percent
Federal statutory rates	$(248,329)	21%
State income taxes	(61,670)	5%
Change in valuation allowance	(392,300)	-33%
True-up in prior year returns	-	0%
Effective Rate	(355)	-0.03%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $7 million which includes cumulative net operating loss carryforwards of $4.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2026. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $5.2 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2026 and January 31, 2025, Mr. Wirth and his affiliates held 2,629,038 and 2,974,038 Class B Partnership units, which represented 22.51% and 20.46% of the total outstanding Partnership units, respectively. As of January 31, 2026 and January 31, 2025, Mr. Wirth and his affiliates held 6,457,296 and 6,024,613 Shares of Beneficial Interest in the Trust, respectively, which represented 71.02% and 64.07% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2026 and January 31, 2025, the Trust owned 79.18% and 75.89% of the Partnership. As of January 31, 2026, the Partnership owned a 51.69% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

During the Fiscal Years ended January 31, 2026 and 2025, the Trust paid Berg Investment Advisors $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving up to approximately $27,000, per year plus bonuses.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2026 and 2025:

	2026		2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$8,812,028	$8,903,689	$9,044,446	$2,526,695
Other Notes Payable	$470,000	$470,000	$470,000	$470,000
Notes Payable - Related Party	$2,645,088	$2,645,088	$1,151,225	$1,151,225

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2026	2025
Cash Paid for Interest	$499,000	$454,000

Notes Payable	$24,000	$22,000

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the Fiscal Years 2026 and 2025, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $227,000 and $209,000 for the Fiscal Years ended January 31, 2026 and 2025, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2025. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

Litigation:

The Trust and/or its hotel affiliates, are involved from time to time in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s audited condensed consolidated financial position, results of operations or liquidity.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined and is covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the audited condensed consolidated financial position, results of operations or liquidity of the Trust.

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

23. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee independent Trustees for their services through grants of restricted or unrestricted Shares. The aggregate grant date fair value of these Shares was $21,600. These restricted 18,000 shares, (6,000 each to the three Independent Trustees at the beginning of the Fiscal Year), vest in equal monthly amounts during Fiscal Year 2026.

On September 11, 2025, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 43,500 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $82,215. These shares partially vested on December 31, 2025, and February 28, 2026, in two equal amounts.

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

Fiscal Year 2026, starting February 1, 2025 and ending January 31, 2026, confirmed a significant rebound and progress. The start of Fiscal Year 2027, starting February 1, 2026 and ending January 31, 2027, continues with solid results, still subject to uncertain world events.

COVID-19 and its consequences previously reduced travel and demand for hotel rooms, which previously had an impact our business, operations, and financial results. We believe that lodging demand and revenue level is now at full recovery. The extent to which COVID-19 currently impacts our business, operations, and financial results, including the duration and magnitude of such effects, is diminished. The negative impact COVID-19 had on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending has been reduced significantly, and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence is no longer considered a major factor for Fiscal Year 2027, (February 1, 2026 to January 31, 2027).

25. EMPLOYEE RETENTION TAX CREDIT

The Trust participated in Economic Relief through a Credit allowed for Entities that suffered financial hardship during the Covid-19 Pandemic, under the CARES (The Coronavirus Aid, Relief, and Economic Security) Act (2020), and The Consolidated Appropriations Act (2021). Both provided fast and direct economic assistance for American workers, families, small businesses, and industries, by the U.S. Department of the Treasury along with Congress. This Credit was available for all Entities of a certain size, impacted by the Virus and who paid Employment Taxes, while working to remain solvent and viable. It is a fully refundable tax credit for Eligible Employers that paid employees to carry on a trade or business that was partially or fully suspended during any calendar year 2020; or that experienced significant decline in gross receipts during any calendar quarter in 2020, due to COVID-19.

As a result of both legislative acts, the Trust has been and/or is expected to be receiving a net of approximately $2.7 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As of January 31, 2026, IHT has received approximately $1.5 million, and is working to receive additional funds during the Fiscal Year ended January 31, 2027.

26. GOING CONCERN

InnSuites Hospitality Trust Fiscal Year 2026 was its second Fiscal Year with a loss in the last five Fiscal Years, dating back to Fiscal Year ended 1/31/21. Going forward, IHT is focused on cost cutting at a time of increased tariff/economic uncertainty. For example, hotel insurance rates have been reduced. Modest improvements in total hotel revenue, improved operating profits due to cost cutting measures, the potential of the aforementioned various diversification opportunities, and being listed on the NYSE-American, with a potential of a reverse merger, provide positive equitable assets, and all bode well for the continued success of the Trust. We believe that the Trust will once again be profitable in future years, especially with the potential success of and maturing of diversification investments.

27. BEST WESTERN REWARDS CREDITS

During the Fiscal Year ended January 31, 2026, the Trust recorded approximately $227,000 in Best Western Rewards credits, consisting of approximately $101,000 related to Albuquerque Suite Hospitality LLC and approximately $126,000 related to Tucson Hospitality Properties LLLP. These were primarily related to guest free night vouchers.

28. SUBSEQUENT EVENTS

The Trust intends to maintain its current conservative uninterrupted annual dividend policy. The Trust may reduce dividend frequency from semi-annual to annual, in the Fiscal Year ahead, to provide additional cashflow for investing purposes, including our current diversification investments. In the Fiscal Years ended January 31, 2026 and 2025, the Trust paid dividends of $0.01 per share in each of the first and third quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust paid the scheduled semi-annual $0.01 dividend payable on August 4, 2025, as well as February 9, 2026.

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American.

Subsequent to the Fiscal Year ended January 31, 2026 the Trust repurchased 3,767 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $4,168.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record revenue and Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2026. Increased record results are expected for the two hotels, during the current Fiscal Year 2027, ending January 31, 2027. Total Revenues increased to approximately $7.6 million. IHT hotel operations contributed to a solid start in the current 2027 Fiscal Year (February 1, 2026, through January 31, 2027), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February, and March of the current Fiscal Year. Combined Revenue for both hotels was approximately $1.6 million for the First Two Fiscal Months of Fiscal 2027, a new combined record level.

The Trust made a change with their External Auditor and outside Tax Preparation Service Provider on May 17, 2024, hiring the BCRG Group for the Fiscal Year 2025, and continuing in Fiscal Years 2026 and 2027.

On February 20, 2026, shortly after the end of the 2026 Fiscal Year, all the Corporate Officers and three of the five Directors of UniGen Power, Inc., an IHT diversified investment, resigned leaving 100% of the UniGen Board seats to James Wirth and Marc Berg. James Wirth was elected Chairman, CEO, and President of UniGen, while Marc Berg was elected as Vice Chairman, EVP, and Secretary/Treasurer of UniGen. James Wirth and Marc Berg, the only two remaining Directors of UniGen and are also both Officers of IHT, plan to rejuvenate the momentum of UniGen to benefit all the UniGen debt and equity holders, including IHT.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of January 31, 2026.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of January 31, 2026.

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

We have taken several appropriate and reasonable additional steps, as outlined above, to make the necessary improvements to our Accounting staff and internal control over financial reporting, which resulted in management providing the support previously needed with the additional hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This additional staffing and training has allowed us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions;

●	IHT previously strengthened the position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight;

●	IHT previously filled the position of Controller, which has further assisted with the Trust’s internal controls oversight, and process accounting; and
●	IHT plans to increase its management influence over its diversified UniGen and IBC investments, in the 2027 Fiscal Year ahead.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses that may be identified. These remediation efforts were implemented throughout Fiscal Year 2025, and early Fiscal Year 2026. Additional strengthening did take place in the balance of the Fiscal Year 2026, as well as well as the current Fiscal Year 2027.

Our management believes that our financial statements included in this Annual Report on Form 10-K for the Fiscal Year ended January 31, 2026 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during our most recently completed Fiscal Quarter ended January 31, 2026, that have materially positively affected, or are reasonably likely to positively materially affect, our internal control over financial reporting. With the several additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Name	Principal Occupations During Past Five Years, Age as of May 15, 2026 and Directorships Held	Trustee Since

Trustee Whose Term Expires in 2026

Steven S. Robson (1)(2)(3)(6)

Owner of Scott Homes, residential real estate developers. Age: 69.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 26 years.

June 16, 1998

Trustees Whose Terms Expire in 2027

Marc E. Berg

Vice Chairman, Executive Vice President, Secretary and Treasurer of the Trust since January 30, 1998. Vice President – Acquisitions and Dispositions of the Trust since December 16, 1998. Mr. Berg was also recently elected Vice Chairman, Executive Vice President, and Secretary/Treasurer of UniGen Power, Inc., an IHT diversification investment.

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 28 years. Age: 74.

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

Education MBA DePaul University. BS Economics and Marketing Elmhurst University. Harvard Business School GE Managerial Development Program.

Former Director Uponor, public Nasdaq. Age: 66.

June 19, 2024

Trustees Whose Terms Expire in 2028

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 80.

Mr. Wirth has significant real estate and hotel industry experience, including Division President of Ramada Hotels, Inc., and extensive experience with the Trust. He holds a B.S. in Economics and Mathematics with distinction from the University of Arizona, Eller School of Business. He holds an MSIA/MBA degree from Carnegie Mellon University, Tepper School of Business as a Mellon Fellow. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 28 years.

Mr. Wirth was also recently elected Chairman, President, and CEO of UniGen Power, Inc., the IHT diversification investment.

January 30, 1998

Leslie (Les) T. Kutasi (1)(2)(3)(4)

Chairman of the Audit Committee, as well as Founder and President of Trend-Tex International, a multi-line textile sales and marketing company. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 74.

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

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously. Age: 53.

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

Date of 2026 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2026 Annual Meeting will tentatively be held on August 12, 2026. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2026 Annual Meeting will be on or before July 1, 2026, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2026 Annual Meeting. A shareholder who wishes to present a proposal at the 2026 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2026. When the final date for the 2026 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the Fiscal Years ended January 31, 2025, and 2023 with the management of the Trust. In addition, the Audit Committee has discussed with BCRG Group (“BCRG”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees.

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

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the Fiscal Year ended January 31, 2026.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

Michael G. Marchi

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Senior Controller, Director of Hotel Operations, Assistant Controller, and persons performing similar functions. We have posted our Code of Ethics for Senior Financial Officers on our website at www.innsuitestrust.com. We intend to satisfy all SEC and NYSE AMERICAN disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE AMERICAN requires a Form 8-K. In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees. It is also available on our website at www.innsuitestrust.com.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the Fiscal Year ended January 31, 2026, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during Fiscal Year 2026. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary, and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for Fiscal Year 2026, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for Fiscal Years 2026 and 2025, Mr. Wirth’s annual base salary remained set at $153,060, based on full time, and 60% of this amount based on a 60% part-time work schedule. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2026 Bonuses

Fiscal 2026 – Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full Fiscal Year ended January 31, 2026 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

Fiscal 2026 - Performance-Based Cash Bonuses

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

In Fiscal Year 2025 ending January 31, 2026, the Board approved a stock bonus of 7,000 shares for the CEO/President/Chairman, 6,500 shares for the CFO, 5,000 shares each for the EVP Secretary/Treasurer/Vice Chairman and Senior Controller, 3,000 shares each for our Director of Hotel Operations, Assistant Controller, all three Trustees, and IT/Technology Manager, and 2,000 Shares for our Independent Consultant.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for Fiscal Year 2026 were as follows:

Period	GM Aggregate Cash Bonus
First Quarter – Fiscal Year 2026	$0
Second Quarter – Fiscal Year 2026	$0
Third Quarter – Fiscal Year 2026	$0
Fourth Quarter – Fiscal Year 2026	$0
Year End – Fiscal Year 2026	$1,650

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

Fiscal Year 2026 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our Fiscal Years ended January 31, 2026 and 2025:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($)(3)	($)(4)	($)(1)(2)	($)

James F. Wirth,	2025	123,577		3,075		126,652
Chief Executive Officer	2026	91,800		200		92,000

Sylvin R. Lange,	2025	107,735		4,040	500	112,275
Chief Financial Officer	2026	112,975		3,750	500	117,225

Marc E. Berg,	2025	55,515		3,075	500	58,590
Executive Vice President	2026	45,655		200		46,590

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $0 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, and Mr. Lange received a monthly travel expense reimbursement of $100 during Fiscal 2025. This reimbursement was discontinued in Fiscal Year 2025. For the Fiscal Year ending January 31, 2025, Mr. Berg, and Mr. Lange received $500, and $500 respectively in expense reimbursement. For the Fiscal Year ending January 31, 2026, Mr. Berg, and Mr. Lange received $0, and $0, respectively.

(3) From time to time, Mr. Berg receives a discretionary bonus approved by the Compensation Committee team, related to his efforts resulting in the sales of Hotels. $0 was paid during the Fiscal Year ended January 31, 2026, and Fiscal Year ended January 31, 2025, respectively.

(4) During Fiscal Year ending January 31, 2026 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2026 – Performance Based Cash Bonuses of $200, $200, and $3,750, respectively. During Fiscal Year ending January 31, 2025 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2025 – Performance Based Cash Bonuses of $3,075, $3,075, and $4,040, respectively.

During Fiscal Year 2026 and 2025, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2026 and 2025. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

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

Fiscal Year 2026 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our Fiscal Year 2025. As of January 31, 2026, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our Fiscal Year 2025, on February 15, 2024, we issued 9,000 additional restricted Shares (with the aggregate grant date fair value of $10,800 (per grant) to each of Messrs. Kutasi, Chase, and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our Fiscal Year ended January 31, 2026. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Total Number of IHT Shares Awarded (#)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	9,000	$0	$12,870	$12,870
Steven S. Robson	9,000	$0	$12,870	$12,870
Michael G. Marchi	9,000	$0	$12,870	$12,870

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the Fiscal Years ended January 31, 2026 and 2025. The Stock Awards were based on a stock price of $1.20 which was the closing price of the Trust’s Shares of Beneficial Interest as of May 15, 2023. The Board of Trustees met on May 15, 2023, and approved the payment. Additionally, on September 11, 2025, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 43,500 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $82,215, based on a share value price of $1.89/share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,402,834 Shares of Beneficial Interest issued and outstanding as of May 15, 2026. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Beneficial Ownership of Trustees, and Executive Officers

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers (as of May 15, 2026)

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	6,024,613	64.07%
Marc E. Berg	48,475	*
Sylvin R. Lange	22,250	*
Leslie T. Kutasi	95,000	1.01%
Steven S. Robson	195,200	2.08%
Michael G. Marchi	19,000	*
Trustees and Executive Officers as a group (six persons)	6,404,538	68.11%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 30 days following May 1, 2026.
(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,530,341 Shares that are voted separately by Mr. Wirth, and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, convertible one to one into IHT Shares of Beneficial Interest. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2026:

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

Financing Arrangements and Guarantees

On June 30, 2022, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2025 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. On November 26, 2025 the Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial was increased to $2,500,000. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,195,000 during the Fiscal Year ended January 31, 2026. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,500,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the Fiscal Year ended January 31, 2026 was $0 of expense, and for the Fiscal Year ended January 31, 2025 was $17,000 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $2,645,088 and $1,151,225, at January 31, 2026 and 2025, respectively, all of which is considered a Long-Term Note Payable.

As of January 31, 2026, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2026, whichever occurs first. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2026.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to June 30, 2026. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of January 31, 2026.

Other Related Party Transactions

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides IT Technology support services to the Trust, receiving up to approximately $27,000 annual salary.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the Fiscal Years ended January 31, 2026, and 2025, for professional services rendered by BCRG Group:

	2026	2025
Audit Fees (1)	$95,000	$188,500
Tax Fees (2)	2,000	2,000
Other Fees	-	-
Total	$97,000	$190,500

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)	“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the Fiscal Years ended January 31, 2026 and 2025 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain BCRG Group, to perform the tax return preparation, for tax years 2024 and 2025, for all entities within the Trust.

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

INNSUITES HOSPITALITY TRUST

Dated: May 15, 2026	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 15, 2026	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: May 15, 2026	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 15, 2026	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 15, 2026	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 15, 2026	By:	/s/ Michael G. Marchi
Michael G. Marchi, Trustee

