Form 10-K/A
period 2026-01-31
INNSUITES HOSPITALITY TRUST
filed 2026-06-18
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of InnSuites Hospitality Trust (the “Company”) for the Fiscal Year ended January 31, 2026, initially filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2026 (the “Original Filing”), for the purpose of updating the Audit Opinion Letter Date from May 15, 2026 to May 18, 2026. The date was inadvertently changed mistakenly. Additionally, upon further review, it was also determined the classification of the Mortgage Note Payable in the disclosure for Albuquerque Suite Hospitality, LLC, as mentioned in Footnote 11, “Mortgage Notes Payable.”, was misclassified as “Current” for the entire remaining balance. The Original Filing treated the entire Mortgage Note as Current, due to what was believed to be a breach of the loan covenant. However, upon further inspection, this was not the case. The debt covenant is and has been satisfied accordingly. This Amendment corrects this classification, as well as the date of the Audit Opinion Letter, and amends the Current/Non-Current Mortgage Note Payable Classification, as a result.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Registrant’s other filings with the SEC subsequent to the filing of the Original Filing.

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

On the Trust’s balance sheet, the investment of the $1,435,180 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $435,180 of UniGen Common Stock (575,000 shares), at cost. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

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

As described in Note 7 to the consolidated financial statements, the Company holds an investment in UniGen consisting of a convertible note receivable, common stock, and warrants, with a total carrying amount of approximately $1.67 million before impairment, as of January 31, 2026.

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

Irvine, CA

May 18, 2026

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2026	JANUARY 31, 2025
ASSETS
Current Assets:
Cash	$350,200	$92,752
Accounts Receivable	96,924	194,943
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	137,378	199,233
Total Current Assets	1,818,029	1,720,455
Property and Equipment, net	6,756,249	6,811,614
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,045,563	2,067,761
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	435,180	668,750
TOTAL ASSETS	$13,980,021	$14,193,580

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$847,752	$652,624
Current Portion of Mortgage Notes Payable, net of Discount	261,000	241,709
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	28,154	26,812
Total Current Liabilities	1,606,906	1,391,145
Notes Payable - Related Party	2,645,088	1,151,225
Mortgage Notes Payable, net of Discount	8,551,028	8,802,737
Operating Lease Liability, net of current portion	2,174,841	2,202,995
TOTAL LIABILITIES	14,977,863	13,548,102

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,331,544 and 8,988,804 shares issued and 9,331,544 and 8,763,485 shares outstanding at January 31, 2026 and January 31, 2025, respectively	2,966,285	5,470,050
Treasury Stock, 0 and 225,319 shares held at cost at January 31, 2026 and January 31, 2025, respectively	-	(917,425)
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,966,285	4,552,625
NON-CONTROLLING INTEREST	(3,964,127)	(3,907,147)
TOTAL EQUITY/(DEFICIT)	(997,842)	645,478
TOTAL LIABILITIES AND EQUITY	$13,980,021	$14,193,580

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

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2026 and 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

Net Loss		(391,180)			(391,180)	(9,839)	(401,019)
Shares of Beneficial Interest Issued for Services Rendered	18,000	12,960			12,960	-	12,960
Dividends		(87,913)			(87,913)	-	(87,913)
Reallocation of Non-Controlling Interests and Other	9,815		7,587		-	77	77
Balance, July 31, 2025	8,791,300	$4,882,885	232,906	$(917,425)	$3,965,460	$(3,766,847)	$198,613

Net Loss		(356,908)			(356,908)	4,915	(351,993)
Shares of Beneficial Interest Issued for Services Rendered		6,480			6,480	-	6,480
Reallocation of Non-Controlling Interests and Other	(9,815)		(7,587)		-	-	-
Balance, October 31, 2025	8,781,485	$4,532,457	225,319	$(917,425)	$3,615,032	$(3,761,932)	$(146,900)

Net Loss		(557,059)			(557,059)	(119,507)	(676,566)
Shares of Beneficial Interest Issued for Services Rendered		2,160			2,160		2,160
Sale of Treasury Stock	550,059	550,059			550,059		550,059
Sale of RRF Units		(1,467,484)			(1,467,484)		(1,467,484)
Dividends		(93,848)			(93,848)		(93,848)
Sales of Ownership Interests in Subsidiary, net			(225,319)	917,425	917,425		917,425
Distribution to Non-Controlling Interests					-	(82,688)	(82,688)
Balance, January 31, 2026	9,331,544	$2,966,285	-	$-	$2,966,285	$(3,964,127)	$(997,842)

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2024	8,791,822	$7,039,055	196,982	$(872,238)	$6,166,817	$(3,511,905)	$2,654,912
Net Income	-	(148,550)	-	-	(148,550)	235,148	86,598
Purchase of Treasury Stock	(18,456)	-	18,456	(25,493)	(25,493)	-	(25,493)
Distribution to Non-Controlling Interests	-	-	-	-	-	(152,620)	(152,620)
Balance, April 30, 2024	8,773,366	$6,890,505	215,438	$(897,731)	$5,992,774	$(3,429,377)	$2,563,397

Net Loss		(386,743)			(386,743)	(39,119)	(425,862)
Purchase of Treasury Stock	(9,881)		9,881	(19,694)	(19,694)		(19,694)
Dividends		(90,237)			(90,237)		(90,237)
Distribution to Non-Controlling Interests					-	(76,652)	(76,652)
Balance, July 31, 2024	8,763,485	$6,413,525	225,319	$(917,425)	$5,496,100	$(3,545,148)	$1,950,952

Net Loss		(276,365)			(276,365)	58,883	(217,482)
Distribution to Non-Controlling Interests					-	(82,685)	(82,685)
Balance, October 31, 2024	8,763,485	$6,137,160	225,319	$(917,425)	$5,219,735	$(3,568,950)	$1,650,785

Net Loss		(579,377)			(579,377)	(255,509)	(834,886)
Dividends		(87,733)			(87,733)		(87,733)
Distribution to Non-Controlling Interests					-	(82,688)	(82,688)
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On January 31, 2026 and 2025, 206,696 and 211,755 Class A Partnership units were outstanding, representing 1.63% and 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2026 and 2025, 2,429,038 and 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 19.19% and 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2026 and 2025, the limited partners in the Partnership would receive 2,823,355 Shares of Beneficial Interest of the Trust. As of January 31, 2026, and 2025, the Trust owns 10,025,724 general partner units in the Partnership, representing 79.18% and 75.89% of the total Partnership units.

On January 31, 2026, the total IHT Shares of Beneficial Interest are 9,331,544. Total Class A and Class B RRF Limited Partnership units are 2,635,734. The total diluted shares that are convertible one for one is 11,967,278.

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

During the Fiscal Year ended January 31, 2026, no warrants were exercised. As of January 31, 2026, the Trust owned 575,000 shares of common stock in UniGen Power, Inc. (UniGen), a non-affiliated privately held entity, at a cost of $435,180. As of January 31, 2026, the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UniGen had limited operations and was still in the start-up and research and development stage. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

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

The Trust’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies of the Hotel Operations and Hotel Management Services segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the Hotel Operations and Hotel Management Services single segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Trust’s single segment assets are reported on the Balance Sheets.

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

The convertible debenture receivable was separately evaluated for impairment as of January 31, 2026 and no impairment was recorded against the note. Following the impairment of the common stock, management believes the post-impairment carrying value of $435,180 approximates fair value, recognizing that UniGen’s projects remain in the developmental R&D phase and that further changes in UniGen’s commercialization progress or capital-raising efforts could result in additional impairment in future periods.

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

On December 2, 2019, Albuquerque Suite Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona originally, and now subsequently with Pima Federal Credit Union. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. The current rate for this note was adjusted to 7.3%, in December of 2024, and was adjusted to 7.571%, in December of 2025. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2026, and January 31, 2025 the mortgage loan balance was approximately $1,115,000, and $1,156,000, respectively, net of financing fees of approximately $7,000 and $9,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month.

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

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2026 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE TO BANKS	NOTES PAYABLE - RELATED PARTY	TOTAL

2027	260,999	470,000	-		730,999
2028	263,125	-	-	2,645,088	2,908,213
2029	274,685	-	-	-	274,685
2030	1,169,103	-	-	-	1,169,103
2031	241,195
Thereafter	6,602,921	-	-		6,602,921
	$8,812,028	$470,000	$-	$2,645,088	$11,685,921

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

Total and net deferred income tax assets at January 31,

	2026	2025
Net operating loss carryforwards	$4,010,517	$3,053,465
Bad debt allowance	-	-
Accrued expenses	(2,622)	(2,622)
Syndications	2,923,000	2,923,000
Prepaid insurance	28,423	95,532
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	7,010,318	6,120,375

Deferred income tax liability associated with book/tax	(1,771,158)	(1,785,672)
Net deferred income tax asset	5,239,160	4,334,703
Valuation Allowance	(5,239,160)	(4,334,703)
	-	-

Income taxes for the year ended January 31,

	2026	2025
Current income tax provision (benefit)	(140)	355
Deferred income tax provision (benefit)	(197,890)	(392,348)
Change in valuation allowance	197,890	392,348
Net income tax expense (benefit)	(140)	355

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2026
	Amount	Percent
Federal statutory rates	$(200,609)	21%
State income taxes	(49,819)	5%
Change in valuation allowance	(197,900)	-21%
True-up in prior year returns	-	0%
Effective Rate	(52,500)	5%

The differences between the statutory and effective tax rates are as follows for the year ended January 31,

	2025
	Amount	Percent
Federal statutory rates	$(248,329)	21%
State income taxes	(61,670)	5%
Change in valuation allowance	(392,300)	-33%
True-up in prior year returns	-	0%
Effective Rate	(82,300)	-7%

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

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2026 and January 31, 2025, Mr. Wirth and his affiliates held 2,429,038 and 2,974,038 Class B Partnership units, which represented 22.51% and 20.46% of the total outstanding Partnership units, respectively. As of January 31, 2026 and January 31, 2025, Mr. Wirth and his affiliates held 6,024,613 and 6,251,296 Shares of Beneficial Interest in the Trust, respectively, which represented 64.07% and 71.33% respectively, of the total issued and outstanding Shares of Beneficial Interest.

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

