Form 10-Q
period 2026-04-30
INNSUITES HOSPITALITY TRUST
filed 2026-06-22
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2026

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 18, 2026: 9,402,834.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2026	JANUARY 31, 2026
ASSETS
Current Assets:
Cash	$41,286	$350,200
Accounts Receivable	157,903	96,924
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	148,143	137,378
Total Current Assets	1,580,859	1,818,029
Property and Equipment, net	6,625,163	6,756,249
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,039,809	2,045,563
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	445,833	435,180
TOTAL ASSETS	$13,616,664	$13,980,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$605,005	$847,752
Current Portion of Mortgage Notes Payable, net of Discount	263,309	261,000
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	28,500	28,154
Total Current Liabilities	1,366,814	1,606,906
Notes Payable - Related Party	2,532,479	2,645,088
Mortgage Notes Payable, net of Discount	8,471,708	8,551,028
Operating Lease Liability, net of current portion	2,167,584	2,174,841
TOTAL LIABILITIES	14,538,585	14,977,863

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,353,311 and 9,331,544 shares issued and 9,349,544 and 9,331,544 shares outstanding at April 30, 2026 and January 31, 2026, respectively	2,952,830	2,966,285
Treasury Stock, 3,767 and 0 shares held at cost at April 30, 2026 and January 31, 2026, respectively	(4,168)	-
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,948,662	2,966,285
NON-CONTROLLING INTEREST	(3,870,583)	(3,964,127)
TOTAL EQUITY/(DEFICIT)	(921,921)	(997,842)
TOTAL LIABILITIES AND EQUITY	$13,616,664	$13,980,021

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2026	2025
REVENUE
Room	$2,120,239	$2,124,672
Food and Beverage	34,148	30,444
Other	39,122	50,647
TOTAL REVENUE	2,193,509	2,205,763

OPERATING EXPENSES
Room	644,611	660,935
Food and Beverage	23,657	26,087
General and Administrative	546,956	467,766
Sales and Marketing	135,729	126,920
Repairs and Maintenance	96,406	108,933
Hospitality	151,685	158,481
Utilities	86,749	85,593
Depreciation	194,971	182,300
Real Estate and Personal Property Taxes, Insurance and Ground Rent	133,211	158,139
Other	6,625	8,213
TOTAL OPERATING EXPENSES	2,020,600	1,983,367
OPERATING INCOME	172,909	222,396
Other Income	35,097	750
Interest Income	15,641	-
TOTAL OTHER INCOME	50,738	750
Interest on Mortgage Notes Payable	105,168	145,263
Interest on Other Notes Payable	6,124	5,940
TOTAL INTEREST EXPENSE	111,292	151,203
CONSOLIDATED NET INCOME BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	112,355	71,943
Impairment of Investment in UniGen	-	-
BW Rewards Credit	(37,653)	(33,153)
Income Tax Benefit (Expense)	-	240
CONSOLIDATED NET INCOME	$74,702	$39,030
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$92,972	$160,062
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(18,270)	$(121,032)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,331,544	8,665,019

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2026

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity

Balance, January 31, 2026	9,331,544	$2,966,285	-	$-	$2,966,285	$(3,964,127)	$(997,842)
Net Income	-	(18,270)	-	-	(18,270)	92,972	74,702
Repurchase of Treasury Stock	-	-	3,767	(4,168)	(4,168)	-	(4,168)
Shares of Beneficial Interest Issued for Services Rendered	18,000	4,815	-	-	4,815	-	4,815
Reallocation of Non-Controlling Interests and Other	-	-	-	-	-	572	572
Balance, April 30, 2026	9,349,544	$2,952,830	3,767	$(4,168)	$2,948,662	$(3,870,583)	$(921,921)

FOR THE THREE MONTHS ENDED APRIL 30, 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity

Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$74,702	$39,030
Adjustments to Reconcile Consolidated Net Income to Net Cash Used In Operating Activities:
Stock-Based Compensation	4,815	-
Depreciation	194,971	182,300
Changes in Assets and Liabilities:
Accounts Receivable	(60,979)	76,145
Prepaid Expenses and Other Assets	(10,765)	18,240
Operating Lease	(1,157)	(1,154)
Accounts Payable and Accrued Expenses	(242,747)	(34,735)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(41,160)	279,826

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(63,885)	(195,898)
Payments on Investments in UniGen	(10,653)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(74,538)	(195,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(77,011)	(86,726)
Payments on Notes Payable - Related Party	(112,609)	(66,950)
Sale of Ownership Interest in Subsidiary, net	-	(10,000)
Sale of Treasury Stock	(3,596)	-
NET CASH USED IN FINANCING ACTIVITIES	(193,216)	(163,676)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(308,914)	(79,748)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350,200	92,752
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,286	$13,004

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2026, AND JANUARY 31, 2026

AND FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2026, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels that IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $445,833 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

IHT is currently taxed as a C corporation, founded and first listed on NYSE 56 years ago with uninterrupted annual dividends each year since inception in 1971. IHT owns and operates mid-scale hotels and is pursuing opportunities in diversified development of innovative new efficient clean energy generation. Ownership of hotels takes place through Tucson Hospitality Properties and Albuquerque Suite Hotels subsidiaries. Management of hotels, and management of InnDependent Boutique Collection Hotels (IBC), is handled through RRF Limited Liability Limited Partnership (RRF), its management subsidiary. Diversified clean energy investment takes place through investment in UniGen Power Inc.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service mid-scale hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social gathering areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware LLLP (the “Partnership”), and owned a 79.18% interest in the Partnership as of April 30, 2026 and January 31, 2026, respectively. As of April 30, 2026, the Partnership owned a 51.69% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Liability Limited Partnership, an IHT subsidiary, manages the Hotels’ daily operations under 2 management agreements. RRF also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust and RRF LLLP have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, either of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed for sale, but the Trust is willing to consider offers for each Hotel. Each of the Hotels is being made available at a price that management believes is reasonable in relation to its current fair market value, earnings, profits, future potential growth, and replacement cost.

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

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the RRF LLLP Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On April 30, 2026 and January 31, 2026, 206,696 Class A Partnership units were outstanding, representing 1.63% of the total Partnership units, respectively. Additionally, as of April 30, 2026 and January 31, 2026, 2,429,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 19.19% ownership in the Partnership. If all the Class A and B Partnership units were converted on April 30, 2026 and January 31, 2026, the limited partners in the Partnership would receive 2,429,038 Shares of Beneficial Interest of the Trust. As of April 30, 2026, and January 31, 2026, the Trust owns 10,025,724 general partner units in the Partnership, representing 79.18% of the total Partnership units.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements is revenues from hotel room rentals and from RRF Management fees from the Tucson, Arizona and Albuquerque, New Mexico properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, and to service debt, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations, as well as to generate funds from repayment of intercompany advances and sale of assets.

At a future date, the Trust may receive cash from independent/boutique hotel reservations, and energy operations and/or full or partial sale of one or both hotels, and/or full or partial sale of its interest in IBC or UniGen diversification investment.

As of April 30, 2026, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $2.5 million. The Demand/Revolving Line of Credit/Promissory Note interest at 7.0% per annum, requiring interest only payments, has been paused. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity of approximately $2,500,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to approximately $2,500,000 for either party.

As of April 30, 2026, the Trust had three Revolving lines of Credit totaling $250,000 with the Pima Federal Credit Union. The lines had a zero balance as of April 30, 2026.

With approximately $41,000 of cash, as of April 30, 2026, the availability of the combined $2,500,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Pima Federal Credit Union, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, one or more reverse merger opportunities, or benefits from diversified investments. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in a reverse merger, selling properties, merging, refinancing, benefiting from diversified investments, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

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

Operating results for the three months ended April 30, 2026, are not necessarily indicative of the results that may be expected for the Fiscal year ending January 31, 2027. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2026.

The Trust has evaluated subsequent events through the date of the filing of this Form 10-Q with the Securities and Exchange Commission. The Trust is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

The Trust’s operations are affected by numerous factors, including the level of area economic activity, inflation, virus/pandemic, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets.

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

For tax purposes the Trust takes advantage of accelerated depreciation methods (MACRS) for new capital additions and improvements to its Hotels. With many years of non-cash depreciation expense recognition, management believes that its hotel properties are carried on its books at values significantly below current hotel market values.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended April 30, 2026.

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

ACCOUNTS RECEIVABLES PER ASC 326

Accounts receivable are derived from guest stays and other reservations at the Hotels, and are recorded at the invoiced amount. The Trust accounts for credit losses under ASC Topic 326, which requires an estimate of expected credit losses over the contractual life of the receivables. The Trust utilizes an aging matrix to estimate the allowance, pooling receivables with similar risk characteristics. This methodology is based on historical loss experience, adjusted for current market conditions and reasonable and supportable forecasts of future economic conditions that may affect the guests’ ability to pay. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $16,000 and $7,000 in the allowance for expected credit losses for the three months ended April 30, 2026, and the Fiscal Year ended January 31, 2026.

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

NET INCOME (LOSS) PER SHARE

Basic and diluted net income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,185,793 Shares of the Beneficial Interest, as discussed in Note 1.

For the three months ended April 30, 2026, and 2025, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 2,823,355 in addition to the basic shares outstanding for the three months ended April 30, 2026 and the Fiscal Year ended January 31, 2026. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2026 and 2025 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $70,000 and $84,000 for the three months ended April 30, 2026 and 2025 respectively, and is reported in the consolidated Statement of Operations.

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

CONVERTIBLE NOTE RECEIVABLE, COMMON STOCK AND WARRANTS IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) at an annual interest rate of 6%. The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

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

Certain stock option warrants have been extended to secure additional funds as part of the current UniGen effort to raise additional capital, and complete the first two prototypes.

On the Trust’s balance sheet, the investment of $1,000,000 consists of approximately $700,000 in note receivables and approximately $300,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrants will accrete overtime.

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

As of April 30, 2026, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. This amount has been reduced to $445,833 due to impairment loss recognized.

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

The convertible debenture receivable was separately evaluated for impairment as of April 30, 2026, and no impairment was recorded against the note. Following the impairment of the common stock, management believes the post-impairment carrying value of $445,833 approximates fair value, recognizing that UniGen’s projects remain in the developmental R&D phase and that further changes in UniGen’s commercialization progress or capital-raising efforts could result in additional impairment in future periods.

UniGen Power Inc. (UPI), R&D development progress of the UPI efficient clean energy innovation is as follows:

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

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) were both elected to similar UniGen Management positions, on February 20, 2026, and currently hold both of the two UniGen Board of Directors seats. James Wirth was elected Chairman, CEO, and President of UniGen, while Marc Berg was elected as Vice Chairman, EVP, and Secretary/Treasurer of UniGen. James Wirth and Marc Berg are the sole remaining Directors of UniGen and are also both Officers of IHT. UniGen plans to rejuvenate the momentum of UniGen to benefit all the UniGen debt and equity holders, including IHT. This product is a potentially power industry disruptive relatively clean energy generation innovation. UniGen Power, Inc., is now in the process of refocusing on finalizing engineering, completing the first two prototypes, and getting them ready for testing.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the three months ending April 30, 2026 and 2025, the Trust sold 0 units for $10,000 per unit, respectively.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired. For the three months ending April 30, 2026 and 2025, the Trust purchased 0 and 1 units for $10,000 per unit, respectively.

For the Albuquerque entity, 0 Class A units were purchased back by the Trust during the three months ended April 30, 2026. As of April 30, 2026 and January 31, 2026, respectively, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C units, and other parties held a 77.93% interest, or 471.5 Class A units. For the three months ended April 30, 2026, the Albuquerque entity made no quarterly Priority Return payments.

For the Tucson entity, as of April 30, 2026 and January 31, 2026, respectively, the Partnership held a 51.69% ownership interest, or 413.5 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% interest, or 2 Class C units, and other parties held a 48.06% interest, or 384.5 Class A units. For the three months ended April 30, 2026, the Tucson entity made no quarterly Priority Return payments.

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

During the three months ended April 30, 2026 and the Fiscal Year ended January 31, 2026, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of April 30, 2026, and January 31, 2026, hotel properties consisted of the following:

HOTEL SEGMENT
	April 30, 2026	January 31, 2026
Land	$2,500,000	$2,500,000
Building and improvements	11,538,407	11,497,326
Furniture, fixtures and equipment	5,216,180	5,193,376
Total hotel properties	19,254,587	19,190,702
Less accumulated depreciation	(12,649,601)	(12,455,260)
Hotel properties, net	6,604,986	6,735,442

As of April 30, 2026, and January 31, 2026, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	April 30, 2026	January 31, 2026
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	468,540
Less accumulated depreciation	(448,363)	(447,733)
Property, Plant and Equipment, net	$20,177	$20,807

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“liquidity”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF LLLP, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of April 30, 2026, and January 31, 2026 the mortgage loan balance was approximately $7,632,000, and $7,697,000, respectively, net of financing fees of approximately $84,000 and $85,000. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona originally, and now subsequently with Pima Federal Credit Union. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. The current rate for this note was adjusted to 7.3%, in December of 2024, and was adjusted to 7.571%, in December of 2025. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2026, and January 31, 2026 the mortgage loan balance was approximately $1,103,000, and $1,115,000, respectively, net of financing fees of approximately $6,000 and $7,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest of up to 7.0% per annum for both a payable and receivable, interest is due quarterly but was currently paused, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to $2,000,000. On November 26, 2025 the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of approximately $2,500,000. As of April 30, 2026, and January 31, 2026, the Trust had an amount payable of approximately $2,532,000 and $2,645,000, respectively. During the three months ended April 30, 2026 and 2025, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of April 30, 2026, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in August 2026, whichever occurs first, and renews annually. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2026.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to May 2026, and renews annually. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of April 30, 2026, and January 31, 2026, respectively.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2026 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2027	195,482	470,000	-	665,482
2028	263,125	-	2,532,479	2,795,604
2029	274,685	-	-	274,685
2030	1,171,292	-	-	1,171,292
2031	241,195		-	241,195
Thereafter	6,589,238	-	$-	6,589,238
	$8,735,017	$470,000	$2,532,479	$11,737,496

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

For the three months ended April 30, 2026 and 2025, the Trust repurchased 3,767 and 0 Shares of Beneficial Interest at an average price of $1.11 and $0.00 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2026, and January 31, 2026, Mr. Wirth and his affiliates held 2,429,038 Class B Partnership units, which represented 19.19% of the total outstanding Partnership units, respectively. As of April 30, 2026, and January 31, 2026, Mr. Wirth and his affiliates held 6,024,613 Shares of Beneficial Interest in the Trust, respectively, which represented 64.07% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2026, and January 31, 2026 the Trust owned 79.18% of the Partnership. As of January 31, 2026, the Partnership owned a 51.69% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s majority-owned subsidiary, RRF LLLP. Under the management agreements, RRF manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $3,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust employs part time, an immediate family member of Mr. Wirth, Brian James Wirth, who provides part time IT Technology support services to the Trust, receiving up to approximately $27,000, per year plus bonuses.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $111,000 and $151,000 in cash for interest for the three months ended April 30, 2026 and 2025, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the three months ended April 30, 2026 and 2025, respectively. Cash paid for taxes for the three months ended April 30, 2026 and 2025 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2026 and January 31, 2026, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $62,000 and $54,000 for the three months ended April 30, 2026 and 2025, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2026. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Trust’s lease costs for the three months ended April 30, 2026:

For the Three Months Ended
April 30, 2026
Operating Lease Costs:
Operating lease cost*	38,306

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Three Months Ended
April 30, 2026

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,157)

Lease obligations:
Operating leases, net	$2,196,084
Long-term obligations	$2,167,584

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2026
Operating leases	30

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of April 30, 2026 are as follows:

For the Years Ending January 31,
2027	100,784
2028	134,391
2029	134,403
2030	134,416
2031	134,428
Thereafter	3,724,012
Total minimum lease payments	$4,362,434
Less: amount representing interest	2,166,350
Total present value of minimum payments	2,196,084
Less: current portion	$28,500
Long term portion of operating lease liability	2,167,584

15. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. As compensation for our Fiscal Year 2027, on March 16, 2026, we issued 6,000 restricted Shares (with the aggregate grant date fair value of $7,200 per grant) to each of Messrs. Kutasi, Robson, and Marchi. These 18,000 Shares (6,000 each to the three Independent Trustees), vest in equal monthly amounts during Fiscal Year 2027.

On September 11, 2025, the Trust’s Board of Trustees approved a grant to issue Officers, Trustees, and Key Employees totaling 43,500 fully paid IHT restricted shares. The aggregate grant date fair value of these Shares was approximately $82,215. These shares partially vested on December 31, 2025, and February 28, 2026, in two equal amounts.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Trustee Stock-Based Compensation.”

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

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	RRF, the Management Subsidiary of IHT, is currently the Management Company of IBC. The Note was extended to June 30, 2030, including interest modification to 3.25% payable at maturity.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2030	1,925,000
$1,925,000

●

There were past negative impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates. IHT believes the IBC business model is sound and viable, partly because IBC focus is on independent boutique hotels. Half of the world’s hotels are non-affiliated hotels. There are only two major hotel reservation systems, both with multi-billion dollar valuation, which are both focused on affiliated hotels.

●	IBC was purchased by an affiliate of the Trust Chairman with modified terms and maturity date. The RRF subsidiary of the Trust now manages IBC Hotels, with a five-year option to buy at cost.

IHT Management believes this option to buy at cost could prove to be a valuable asset of RRF, and eventually IHT in the future, if the current expansion of IBC, (which is underway), is successful in the years ahead.

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

As of April 30, 2026, management evaluated the carrying value of the note and determined no further impairment is needed at this time.

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

18. EMPLOYEE RETENTION TAX CREDIT

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

19. GOING CONCERN

InnSuites Hospitality Trust Fiscal Year 2026 was its second Fiscal Year with a loss in the last five Fiscal Years, dating back to Fiscal Year ended 1/31/21. Going forward, IHT is focused on cost cutting at a time of increased tariff/economic uncertainty. For example, hotel insurance rates have been reduced. Modest improvements in total hotel revenue, improved operating profits due to cost cutting measures, the potential of the aforementioned various diversification opportunities, and being listed on the NYSE-American, with a potential of a reverse merger, provide positive equitable assets, and all bode well for the continued success of the Trust. The most recent First Fiscal Quarter of IHT was once again profitable, up from a loss compared to the First Fiscal Quarter of the prior Fiscal Year. We believe that the Trust will once again be profitable in future years, especially with the potential success of and maturing of diversification investments, as well as reverse merger potential.

20. BEST WESTERN REWARDS CREDITS

During the three months ended April 30, 2026, the Trust recorded approximately $38,000 in Best Western Rewards credits, consisting of approximately $4,000 related to Albuquerque Suite Hospitality LLC and approximately $34,000 related to Tucson Hospitality Properties LLLP. These were non-cash expenses, primarily related to guest free night vouchers.

21. SUBSEQUENT EVENTS

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed indicating the recovery of economic and business activity, and continuing progress by UniGen with new management aligned with IHT, in seeking the next round of financing and developing its innovative clean energy product, the Trust is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

The Trust intends to maintain its current conservative uninterrupted annual dividend policy. The Trust may reduce dividend frequency from semi-annual to annual, in the current Fiscal Year ahead, to provide additional cashflow for investing purposes, including our current diversification investments. In the Fiscal Years ended January 31, 2026 and 2025, the Trust paid dividends of $0.01 per share in each of the first and third quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. Most recently, the Trust paid the scheduled semi-annual $0.01 dividend payable on August 4, 2025, as well as February 9, 2026.

Subsequent to the Fiscal Quarter ended April 30, 2026, the Trust repurchased 14,045 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $19,145.

OTHER RECENT PRONOUCEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2026.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels and our other investments, that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Oil prices and availability, along with international instability, and its effect on the Travel Industry;

●	Virus Pandemic and its effect on the Travel Industry;

●	potential risk of investments, including the investment in UniGen;

●	Inflation, tariffs, and economic recession;

●	terrorist attacks or other acts of war;

●	political instability, and potentially reduced government travel;

●	available cash, supply chain issues, and increased labor costs for diversified clean energy development and production;

●	fluctuations in hotel occupancy rates, and effectiveness of marketing;

●	changes in room rental rates that may be charged by InnSuites in response to market changing demand and rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	collectability of all receivables;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 and ERTC restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites ® brand;

●	the financial condition of franchises, brand membership companies, travel related companies, and receivables from travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors, including hotel occupancy and hotel rates;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American, including meeting the required equity listing requirement, and/or raising additional equity if needed;

●	effectiveness and security of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	presence of drugs or outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes, and variations in airline travel demand;

●	transportation and fuel price increases;

●	adequacy of property and liability insurance coverage including liability coverage, and increases in cost for property, liability, and health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of tax laws, and other legislation.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2026, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited-service restaurant, and bar, as well as meeting/banquet room rentals.

At April 30, 2026, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.69% interest in the Tucson, Arizona Hotel.

In addition, we manage InnDependent Boutique Collection Hotels, (IBC Hotels, LLC), offering reservations and branding services to independent hotels, with new technology reservations and booking engine technology provided, and with an option to purchase IBC Hotels, LLC, at cost over the next five years. We hold a diversification investment in UniGen Power Inc., which is developing an efficient clean energy portable efficient electricity generator innovation.

Trust operations consist of one reportable segment – Hotel Ownership & Hotel Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services, and manage IBC Hotels, LLC.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites. Unfavorable changes in these factors, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs has been and could be adversely impacted by inflationary increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Further increases in area hotel supply, hourly labor cost, declines in demand, or declines in room rates, could result in increased competition, which could have an adverse effect on the occupancy rates, revenue, costs, and profits of the Hotels in their respective markets.

Over time, we expect our high risk but also high profit potential UniGen diversification efficient clean energy generation investment, to grow and provide a substantial source of income in the future. We also expect profit potential from IBC management, and the five-year option to purchase IBC, LLC, at cost.

On February 20, 2026, the IHT President, Secretary/Treasurer, and CFO of InnSuites Hospitality Trust, were all three elected to similar management positions of UniGen Power, Inc. With this new UniGen Management in place, IHT expects our UniGen diversification efficient clean energy generation investment to be reinvigorated to grow and potentially provide a substantial source of income in the future. In addition, our RRF Management subsidiary took over Management of InnDependent Boutique Collection, LLC (IBC Hotels), during the Fiscal Year just ended, January 31, 2026, raising expectations of additional profits in the area of independent/boutique hotel reservations, and other hotel services for Global boutique and independent resorts and hotels. Independent hotels represent half the world’s hotels and resorts.

We expect the current Fiscal Year 2027 to be stable in the domestic travel industry, stable relatively high level Hotel occupancy, modest increases of room rates, as well as continuation of current cost control all leading to stable, or moderately increasing profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining popular complementary guest amenities, including complimentary hot, healthy breakfast and free high-speed Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by ultimately obtaining full current value for our two Hotels at market value, which is believed by management to be substantially higher than lower book values, over the next 36 months. In addition, the Trust is seeking further diversification including a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN.

HOTEL OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, hotel operating expenses, and non-cash depreciation of the Hotels. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to Occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding operation of the Hotels.

The following tables show historical financial and other information for the periods indicated:

	For the Three Months Ended
Albuquerque	April 30,
	2026	2025	Change	%-Incr/Decr
Occupancy	92.91%	89.12%	3.79%	4.25%
Average Daily Rate (ADR)	$93.82	$94.18	$(0.36)	-0.38%
Revenue Per Available Room (REVPAR)	$87.17	$83.93	$3.24	3.86%

	For the Three Months Ended
Tucson	April 30,
	2026	2025	Change	%-Incr/Decr
Occupancy	80.03%	79.90%	0.13%	0.16%
Average Daily Rate (ADR)	$111.19	$113.66	$(2.47)	-2.17%
Revenue Per Available Room (REVPAR)	$88.99	$90.82	$(1.83)	-2.02%

	For the Three Months Ended
Combined	April 30,
	2026	2025	Change	%-Incr/Decr
Occupancy	85.37%	83.75%	1.62%	1.94%
Average Daily Rate (ADR)	$103.35	$105.01	$(1.66)	-1.58%
Revenue Per Available Room (REVPAR)	$88.23	$87.94	$0.29	0.33%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2026 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED APRIL 30, 2025.

A summary of total operating results of the Trust for the twelve-month trailing periods ended April 30, 2026 and 2025 is as follows:

	LTM April 30, 2026	LTM April 30, 2025	Change	% Change
Total Revenues	$7,555,021	$7,505,309	$49,712	1%
Operating Expenses	8,164,667	8,204,084	(39,417)	(0)%
Operating Loss	(609,646)	(698,775)	89,129	13%
Interest Income and Other	52,988	11,240	41,748	371%
Interest Expense	(484,082)	(509,639)	25,557	5%
UniGen Impairment	(222,917)	-	(222,917)	na
BW Rewards Credit	(91,119)	(241,911)	150,792	62%
Income Tax Benefit	(100)	(115)	15	13%
Consolidated Net Loss	(1,354,876)	(1,439,200)	84,324	6%

RESULTS OF OPERATIONS FOR THE FISCAL THREE MONTHS ENDED APRIL 30, 2026 COMPARED TO THE FISCAL THREE MONTHS ENDED APRIL 30, 2025

A summary of total operating results of the Trust for the three months ended April 30, 2026 and 2025 is as follows:

	For the Three Months Ended April 30,
	2026	2025	Change	% Change
Total Revenues	$2,193,509	$2,205,763	$(12,254)	(1)%
Operating Expenses	2,020,600	1,983,367	37,233	2%
Operating Income	172,909	222,396	(49,487)	22%
Interest Income and Other	50,738	750	49,988	6,665%
Interest Expense	(111,292)	(151,203)	39,911	26%
BW Rewards Credit	(37,653)	(33,153)	(4,500)	(14)%
Income Tax Benefits	-	240	(240)	(100)%
Consolidated Net Income	74,702	39,030	35,672	91%

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

REVENUE:

For the First Fiscal Quarter three months ended April 30, 2026, we had total revenue of approximately $2.19 million compared to approximately $2.21 million for the three months ended April 30, 2025, a decrease of approximately $12,000. In the prior Fiscal Years ended January 31, 2026, 2025 and 2014, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended April 30, 2026, total revenue remained relatively stable, benefiting from prior refurbishments.

Total Consolidated Net Income for the three months ended April 30, 2026 was approximately $75,000, an increase of approximately $36,000 compared to approximately $39,000 for the same prior Fiscal Quarter. Net loss attributable to Controlling Interests was approximately $18,000 for the three months ended April 30, 2026, compared to a net loss attributable to Controlling Interests of approximately $121,000 for the same prior period. Net loss per share – basic and diluted – attributable to Controlling Interests was negative at $0.00 for the three months ended April 30, 2026, flat to net loss per share of $(0.01) for the prior year three month period.

Total Trust Equity decreased to ($921,921) at the end of Fiscal First Quarter 2026, up approximately $76,000, from the ($998,842) reported at the end of the Fiscal First Year 2026. Net Income before non-cash depreciation expense was $177,701 for the Fiscal First Quarter ended April 30, 2026, compared to $61,268 for the Fiscal First Quarter ended April 30, 2025, which is an increase of approximately $115,000.

Room revenues were essentially flat during the three months ended April 30, 2026, at approximately $2.12 million for the three months ending April 30, 2026, and April 30, 2025, respectively. Due to the increased occupancy, food and beverage revenue increased approximately 12% to approximately $34,000 for the three months ending April 30, 2026 as compared to approximately $30,000 during the three months ending April 30, 2025, an increase of approximately $4,000. During Fiscal Year 2027, we expect additional modest improvements in occupancy, modest improvements in rates and steady food and beverage revenues.

EXPENSES:

Total expenses net of interest expense were approximately $2.02 million for the three months ended April 30, 2026, reflecting an increase of approximately $37,000, or 2%, compared to total expenses net of interest expense of approximately $1.98 million for the three months ended April 30, 2025.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $645,000 for the three months ended April 30, 2026 down from $661,000 in the prior year three month period for an improvement of approximately $16,000, or 2%. Room expenses decreased despite increased occupancy at the hotels, due to effective cost management.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2026, food and beverage expenses remained relatively flat at approximately $24,000 for the three months ended April 30, 2026, compared to approximately $26,000 for the three months ended April 30, 2025. There were several cost savings initiatives to offset rising food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $547,000 for the three months ended April 30, 2026, increased approximately $79,000, or 17%, from approximately $468,000 for the three months ended April 30, 2025 primarily due to increased corporate overhead costs.

Sales and marketing expense increased approximately $9,000, or 7%, to approximately $136,000 for the three months ended April 30, 2026 from approximately $127,000 for the three months ended April 30, 2025. Increased focus on sales and marketing drove the increase.

Repairs and maintenance expense decreased by approximately $13,000, or 11%, from approximately $109,000 reported for the three months ended April 30, 2025 to approximately $96,000 for the three months ended April 30, 2026. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expenses, which includes the cost associated with our complimentary hot, healthy breakfast, decreased by approximately $7,000, or 4%, from approximately $158,000 for the three months ended April 30, 2025 to approximately $152,000 for the three months ended April 30, 2026. The decrease was primarily due to more effective cost management in our complimentary breakfast and social hour offerings.

Utility expenses increased approximately $1,000, or 1%, to approximately $87,000 reported for the three months ended April 30, 2026 compared with approximately $86,000 for the three months ended April 30, 2025.

Hotel property non-cash depreciation expenses increased by approximately $13,000 from approximately $182,000 reported for the three months ended April 30, 2025 to approximately $195,000 for the three months ended April 30, 2026.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $25,000, or 16%, to approximately $133,000 reported for the three months ended April 30, 2026 compared with approximately $158,000 for the three months ended April 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management/accounting fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel, as well as quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include potential new intercompany loans and loan repayments, potential future real estate hotel sales/refinances, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona, as well as management fees from hotels and IBC reservations. Our liquidity, including our ability to make distributions to our Tucson Investors, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt including repayment of an intercompany loan related to Tucson.

Hotel operations were positively affected by stable room rates at the Hotels in the Fiscal Year 2026, and stable occupancy, rates, and/or cost controls the First Fiscal Quarter of Fiscal 2027, ended April 30, 2026, as the travel industry momentum stabilizes.

With approximately $41,000 of cash as of April 30, 2026 and the availability of three $250,000 bank lines of credit, potential funds available from the $2,500,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank lines of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. Our management is analyzing strategic options available to us, including raising additional funds, asset sales, benefitting from clean energy investment, and IBC cash flow as our diversification investment matures, and a possible reverse merger. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note to June 30, 2030, as RRF, the IHT Management Subsidiary, took over IBC Management, as of March 7, 2025, and obtained a five-year option to purchase IBC Hotels, LLC, at cost.

There can be no assurance that we will be successful fully collecting receivables, in refinancing debt, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell or refinance certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate stable leisure and business travel demand, and limited additional new-build hotel supply in our markets during the current Fiscal Year 2027, and accordingly we anticipate stable revenues or moderately improving, and operating margins. We expect challenges, but also optimism, for the remaining Fiscal Year, based on fluctuating oil prices, a strong economy, inflation, both up and down, and internal cost control.

Cash used in operating activities from continuing operations totaled approximately $41,000 during the three months ended April 30, 2026 improved compared to net cash provided of approximately $280,000 during the three months ended April 30, 2025. Consolidated net income was approximately $75,000 for the three months ended April 30, 2026 as compared to consolidated net income for the three months ended April 30, 2025 of approximately $39,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income for the three months ended April 30, 2026 and 2025, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $195,000 during the three months ended April 30, 2026 compared to approximately $182,000 during the three months ended April 30, 2025, an increase of approximately $13,000 as the Trust recognized more depreciation due to increased hotel property investment.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $(316,000) and $58,000 for the three months ended April 30, 2026 and 2025, respectively. This significant decrease in changes in assets and liabilities for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was due to the decrease in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $75,000 for the three months ended April 30, 2026 compared to net cash used in investing activities of approximately $196,000 for the three months ended April 30, 2025. The decrease in net cash used in investing activities during the three months ended April 30, 2026 was due primarily to lower spending on capital improvements in the hotels.

Net cash used in financing activities totaled approximately $(193,000) and $(164,000), respectively, for the three months ended April 30, 2026 and 2025. The increase of approximately $29,000 was primarily due to higher payments on notes payable to related parties.

Principal payments on mortgage notes payable for continuing operations were approximately $77,000 and $87,000 during the three months ended April 30, 2026 and 2025, respectively.

Payments on notes payable–related party were approximately $113,000 and $67,000 of cash used in financing activities during the three months ended April 30, 2026 and 2025, respectively.

During the three months ended April 30, 2026, our distributions to non-controlling interest holders was approximately $0 compared with approximately $0 for the three months ended April 30, 2025.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of April 30, 2026, and 2024, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2026 and 2024, the Hotel spent approximately $64,000 and $196,000 respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotel, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining Fiscal Year 2025 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $96,000 and $109,000 for the three months ended April 30, 2026 and 2025, respectively.

We have minimum debt payments, net of debt discounts, of approximately $665,000 and approximately $2,796,000 due during Fiscal Years 2027 and 2028, respectively. Minimum debt payments due during Fiscal Year 2025 and 2026 include approximately $195,000 and $263,000 of mortgage notes payable, approximately $470,000 of other notes payable, which are unsecured promissory notes outstanding to unrelated third parties, and approximately $2,532,000 of notes payable-related party.

We may seek to negotiate additional credit facilities refinancing one or both hotels, or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other competitive terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record or near record high revenues and Gross Operating Profit (GOP Profits), in Fiscal Year 2026 (February 1, 2025 to January 31, 2026). This high revenue resulted from solid occupancy and incremental modest increases in room rates. Thus, the positive effect on gross operating profit largely resulted due to cost control measures, and modest room rate increases. Fiscal 2027 appears positive thus far, and could be favorably impacted if political unrest stabilizes, and oil prices decline, as the Fiscal Year continues. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates, hold occupancy, and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

Hotel property refurbishments have been completed by the two Trust hotels and by certain competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments or refurbishments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to continue to see incremental demand during the next 24 months. Supply has been relatively steady in those respective markets. Either a significant increase in supply or a significant decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. Solid revenues are benefiting our hotels in the First Fiscal Quarter of Fiscal 2027, (February 1, 2026 to April 30, 2026). Solid results are expected to continue for the balance of Fiscal Year 2027, through January 31, 2027.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UniGen), efficient clean energy electricity generation company, or the underserved IBC independent/boutique hotel market. The Trust may continue to seek further diversification including through a merger or reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial balance to the current hotel industry, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investment and IBC management in the year ahead. See Note 16 of the unaudited consolidated financial statements for discussion on IBC, and Note 3 for discussion on UniGen.

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2026, filed with the SEC on May 15, 2026, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major part of our assets, are our most critical policies which has not changed in the period ended April 30, 2026. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2026 or 2025. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2026 or 2025. As of April 30, 2026, our management does not believe that the carrying values of any of our hotel properties are impaired. At the end of Fiscal 2027, (February 1, 2026 through January 31, 2027),IHT did recognize a partial impairment of its UniGen equity investment. Effective February 20, 2026, IHT Management assumed key management positions of UniGen with plans to reinvigorate UniGen to benefit UniGen debt and equity investors, including IHT.

Sale of Hotel Assets

Management believes that our currently owned Hotels, as well as our UniGen investment, are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell one or both hotels over the next 36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

The Trust’s Management received communication from the NYSE-American on August 29, 2022, indicating IHT is fully compliant with all of the Continued Listing Standards Equity Requirements set forth in Part 10 of the NYSE American Company Guide, of the NYSE-American. The Trust seeks to take steps as needed/where needed, to maintain continued listing Equity requirement standards.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2026 and 2025 is approximately as follows:

	For the Three Months Ended April 30,
	2026	2025
Net loss attributable to controlling interests	$(18,000)	$(121,000)
Add back:
Depreciation	195,000	182,000
Interest expense	111,000	151,000
Less:
Interest Income	(16,000)	(1,000)
Adjusted EBITDA	$272,000	$211,000

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net loss attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus non-cash depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio business investment, (real estate investment trust); however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and three months ended April 30, 2026 and 2025:

	For the Three Months Ended April 30,
	2026	2025
Net loss attributable to controlling interests	$(18,000)	$(121,000)
Add back:
Depreciation	195,000	182,000
Non-controlling interest	(30,000)	160,000
FFO	$270,000	$221,000

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to seek buyers for one or both of our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

			Estimated Market
Hotel Property	Book Value	Mortgage Balance	Asking Price
Albuquerque	$808,817	$1,103,145	9,500,000
Tucson Oracle	5,796,169	7,631,872	18,500,000
	$6,604,986	$8,735,017	$28,000,000

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean electricity energy operation diversified investment, to benefit from IBC independent hotel services potential operations and branding diversification, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange. We are experiencing increased interest from reverse merger candidates. We are reciprocally interested in reverse merger candidates.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on May 15, 2026. IHT is aggressively participating in the Share Repurchase Program, which management believes to have strong value potential available in the IHT Stock.

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

Demand for increased electricity generation is projected to approximately double over the next five years, due to Data Centers, electric vehicles, (EV’s), and projected Artificial Intelligence (AI), demand.

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. Newly elected UniGen management was installed, on February 20, 2026, at the beginning of the IHT Fiscal First Quarter (February 1, 2026 through January 31, 2027). New Management is looking to complete UniGen engineering and assemble two working UniGen TA1000 prototypes within the next 24 months.

The Trust has purchased in addition approximately 575,000 shares of UniGen stock, and holds Warrants with expiration dates extended to June 30, 2029.

The total of all stock ownership upon conversion of the $1 million debenture and exercise of warrants could amount to approximately up to 15-20% of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,431,180 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $431,180 of UniGen Common Stock (575,000 shares), at cost after impairment. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

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

As of February 20, 2026, James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) constituted 100% of the UniGen Board, and is focused to assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

IBC RECEIVABLE

In the process of ownership and management of branded and unbranded hotels, IHT recognized an unfulfilled need to provide hotel reservations, branding, and hotel services for global Independent Boutique hotels, which at the time and still represent half the hotels in the world. In February 2014, IHT founded IBC Hotels, LLC to explore this unfulfilled opportunity, developing reservations, branding, and related hotel services doing business as “InnDependent Boutique Collection “(IBC Hotels). Initial success in providing reservations for an IHT operated independent hotel was substantial. As this independent hotel services opportunity and the size of this potential demand was increasingly recognized in the travel industry, IBC Hotels was sold in August 2018 to a foreign hotel company planning expansion of independent hotel reservations and services internationally.

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

On March 5, 2025, REF , an investment entity owned by the chairman and family of IHT majority shareholder, purchased IBC Hotels, LLC, and hired RRF LLLP, the management company subsidiary of InnSuites Hospitality Trust (IHT), to manage the rebirth of IBC, to benefit from the substantial unfulfilled need worldwide for Independent Boutique hotel and resort reservations, Boutique branding, and related hotel services. In the process, RRF LLLP, a 76% owned subsidiary of IHT and manager of IHT hotels, obtained a five-year option to purchase, at cost, IBC Hotels, LLC . This option is believed to provide IHT a valuable opportunity, if successful, to profit from the revitalization of InnDependent Boutique Collection (IBC Hotels).

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

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel achieved record revenue and/or record Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2026, and the First Fiscal Quarter of Fiscal 2027. Total Revenues increased to approximately $7.6 million. Solid hotel revenue results are expected for the two hotels, during the Second Fiscal Quarter of 2027, (May 1, 2026 to July 31, 2026). Despite the world geo-political uncertainty, IHT hotel operations contributed to a solid start in the current 2027 Fiscal Year (February 1, 2026, through January 31, 2027), with both the Tucson Hotel and Albuquerque Hotel achieving record results for the combined months of February through mid-June 2025, of the current Fiscal Year. Combined Revenue for both hotels was approximately $2.9 million for the First Four Fiscal Months of Fiscal 2026, a new combined record level.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of April 30, 2026.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of April 30, 2026.

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

We have taken several appropriate and reasonable additional steps, as outlined above, to make the necessary improvements to our Accounting staff and internal control over financial reporting, which resulted in management providing the support previously needed with the additional hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This additional staffing and training has allowed us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, controls, and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions;

●	IHT previously strengthened the position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight; and
●	IHT previously filled the position of Senior Controller, and Assistant Controller, which has further assisted with the Trust’s internal controls oversight, and process accounting; and

●	IHT previously strengthened the position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight; and
●	IHT plans to increase its management influence over its diversified UniGen and IBC investments, in the 2027 Fiscal Year ahead.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate any material weaknesses. These remediation efforts were implemented throughout Fiscal Year 2026, and early Fiscal Year 2027. Additional strengthening did take place in the balance of the current Fiscal Year 2026, as well as the current Fiscal Year 2027.

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2026 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during Fiscal Year 2026, as well as the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to Tariffs and Political Uncertainty

Uncertainty regarding tariffs and worldwide political uncertainty with high oil prices, present in the current economy exist. Given time, it is anticipated that tariff issues, the political uncertainty, and the oil price issues, will be resolved and governments will negotiate and lessen the impact. This should eventually benefit travel and encourage it to resume to normal levels.

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

For the three months ended April 30, 2026 and 2025, the Trust repurchased 3,747 and 18,456 Shares of Beneficial Interest at an average price of $1.11 and $1.38 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management continues to believe the Trust share price does not recognize the Trust’s full value and/or full potential, due to depreciated book values significantly below market value, continued strengthening of hotel operations and cost controls, with potential additional room rate increases and occupancy increases, the substantial potential of the UniGen efficient clean energy investment, and the redevelopment of IBC Hotels for independent hotels, including its five-year option to purchase at cost, if successful. During the three months ended April 30, 2026, the Trust acquired 3,747 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2026 (February 1, 2025 to January 31, 2026), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: June 18, 2026	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 18, 2026	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

