Form 10-Q
period 2026-07-31
INNSUITES HOSPITALITY TRUST
filed 2026-09-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2026

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2026, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $3,417,091.

Number of outstanding Shares of Beneficial Interest, without par value, as of September 14, 2026: 11,224,569.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2026

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2026	JANUARY 31, 2026
ASSETS
Current Assets:
Cash	$246,555	$350,200
Accounts Receivable	158,946	96,924
Employee Retention Credit Receivable	1,233,527	1,233,527
Prepaid Expenses and Other Current Assets	157,527	137,378
Total Current Assets	1,796,555	1,818,029
Property and Equipment, net	6,521,088	6,756,249
Notes Receivable (net)	1,925,000	1,925,000
Operating Lease – Right of Use	2,033,970	2,045,563
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	445,833	435,180
TOTAL ASSETS	$13,722,446	$13,980,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$617,631	$847,752
Current Portion of Mortgage Notes Payable, net of Discount	265,805	261,000
Current Portion of Other Notes Payable	470,000	470,000
Current Portion of Operating Lease Liability	28,850	28,154
Total Current Liabilities	1,382,286	1,606,906
Notes Payable - Related Party	3,000,000	2,645,088
Mortgage Notes Payable, net of Discount	8,415,834	8,551,028
Operating Lease Liability, net of current portion	2,160,238	2,174,841
TOTAL LIABILITIES	14,958,358	14,977,863

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,369,456 and 9,331,544 shares issued and 9,349,544 and 9,331,544 shares outstanding at July 31, 2026 and January 31, 2026, respectively	2,727,285	2,966,285
Treasury Stock, 19,912 and 0 shares held at cost at July 31, 2026 and January 31, 2026, respectively	(26,951)	-
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,700,334	2,966,285
NON-CONTROLLING INTEREST	(3,936,246)	(3,964,127)
TOTAL EQUITY/(DEFICIT)	(1,235,912)	(997,842)
TOTAL LIABILITIES AND EQUITY	$13,722,446	$13,980,021

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2026	2025
REVENUE
Room	$3,893,442	$3,846,338
Food and Beverage	60,446	55,922
Other	76,272	102,375
TOTAL REVENUE	4,030,160	4,004,635

OPERATING EXPENSES
Room	1,313,222	1,307,886
Food and Beverage	36,828	55,448
General and Administrative	1,030,047	998,595
Sales and Marketing	268,644	233,557
Repairs and Maintenance	187,503	217,405
Hospitality	310,646	308,008
Utilities	194,137	185,795
Depreciation	380,005	370,570
Real Estate and Personal Property Taxes, Insurance and Ground Rent	301,887	327,129
Other	14,541	16,546
TOTAL OPERATING EXPENSES	4,037,460	4,020,939
OPERATING LOSS	(7,300)	(16,304)
Other Income	38,151	1,500
Interest Income	31,282	-
TOTAL OTHER INCOME	69,433	1,500
Interest on Mortgage Notes Payable	233,981	269,121
Interest on Other Notes Payable	12,571	11,946
TOTAL INTEREST EXPENSE	246,552	281,067
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	(184,419)	(295,871)
BW Rewards Credit	(37,653)	(66,358)
Income Tax Benefit (Expense)	-	240
CONSOLIDATED NET LOSS	$(222,072)	$(361,989)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$26,558	$150,223
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(248,630)	$(512,212)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.03)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,339,732	8,715,068

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2026	2025
REVENUE
Room	$1,773,203	$1,721,666
Food and Beverage	26,298	25,478
Other	37,150	51,728
TOTAL REVENUE	1,836,651	1,798,872

OPERATING EXPENSES
Room	668,611	646,951
Food and Beverage	13,171	29,361
General and Administrative	483,091	530,829
Sales and Marketing	132,915	106,637
Repairs and Maintenance	91,097	108,472
Hospitality	158,961	149,527
Utilities	107,388	100,202
Depreciation	185,034	188,270
Real Estate and Personal Property Taxes, Insurance and Ground Rent	168,676	168,990
Other	7,916	8,333
TOTAL OPERATING EXPENSES	2,016,860	2,037,572
OPERATING LOSS	(180,209)	(238,700)
Other Income	3,054	750
Interest Income	15,641	-
TOTAL OTHER INCOME	18,695	750
Interest on Mortgage Notes Payable	128,813	123,858
Interest on Other Notes Payable	6,447	6,006
TOTAL INTEREST EXPENSE	135,260	129,864
CONSOLIDATED NET LOSS BEFORE BW REWARDS CREDIT AND INCOME TAX BENEFIT	(296,774)	(367,814)
BW Rewards Credit	-	(33,205)
CONSOLIDATED NET LOSS	$(296,774)	$(401,019)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(66,414)	$(9,839)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(230,360)	$(391,180)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.02)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,346,787	8,820,159

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2026

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2026	9,331,544	$2,966,285	-	$-	$2,966,285	$(3,964,127)	$(997,842)
Net Income	-	(18,270)	-	-	(18,270)	92,972	74,702
Repurchase of Treasury Stock	-	-	3,767	(4,168)	(4,168)	-	(4,168)
Shares of Beneficial Interest Issued for Services Rendered	18,000	4,815	-	-	4,815	-	4,815
Reallocation of Non-Controlling Interests and Other	-	-	-	-	-	572	572
Balance, April 30, 2026	9,349,544	$2,952,830	3,767	$(4,168)	$2,948,662	$(3,870,583)	$(921,921)

Net Loss		(230,360)			(230,360)	(66,414)	(296,774)
Repurchase of Treasury Stock	-	-	16,145	(22,783)	(22,783)	-	(22,783)
Shares of Beneficial Interest Issued for Services Rendered	-	4,815			4,815	-	4,815
Reallocation of Non-Controlling Interests and Other	-		-		-	751	751
Balance, July 31, 2026	9,349,544	$2,727,285	19,912	$(26,951)	$2,700,334	$(3,936,246)	$(1,235,912)

FOR THE SIX MONTHS ENDED JULY 31, 2025

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2025	8,763,485	$5,470,050	225,319	$(917,425)	$4,552,625	$(3,907,147)	$645,478
Net Income	-	(121,032)	-	-	(121,032)	160,062	39,030
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	(10,000)	(10,000)
Balance, April 30, 2025	8,763,485	$5,349,018	225,319	$(917,425)	$4,431,593	$(3,757,085)	$674,508

Net Loss		(391,180)			(391,180)	(9,839)	(401,019)
Shares of Beneficial Interest Issued for Services Rendered	18,000	12,960			12,960	-	12,960
Dividends		(87,913)			(87,913)	-	(87,913)
Reallocation of Non-Controlling Interests and Other	9,815		7,587		-	77	77
Balance, July 31, 2025	8,791,300	$4,882,885	232,906	$(917,425)	$3,965,460	$(3,766,847)	$198,613

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(222,072)	$(361,989)
Adjustments to Reconcile Consolidated Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	9,630	12,960
Depreciation	380,005	370,570
Changes in Assets and Liabilities:
Accounts Receivable	(62,022)	115,401
Prepaid Expenses and Other Assets	(20,149)	28,249
Operating Lease	(2,314)	(2,308)
Accounts Payable and Accrued Expenses	(230,121)	(36,020)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(147,043)	126,863

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(144,844)	(415,091)
Payments on Investments in Unigen	(10,653)	-
NET CASH USED IN INVESTING ACTIVITIES	(155,497)	(415,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(130,389)	(144,150)
Borrowing on Notes Payable - Related Party	354,912	564,525
Borrowing on Notes Payable to Banks	-	79,878
Payment of Dividends	-	(87,836)
Sale of Ownership Interest in Subsidiary, net	-	(10,000)
Repurchase of Treasury Stock	(25,628)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	198,895	402,417
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(103,645)	114,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350,200	92,752
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$246,555	$206,941

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2026, AND JANUARY 31, 2026

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2026 AND 2025

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2026, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT). The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico. Both are operated under the federally trademarked name “InnSuites”, as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $445,833 in UniGen’s privately-held common stock (575,000 shares), and hold warrants to make further UniGen Investments in the future.

IHT is currently taxed as a C corporation, founded and first listed on NYSE 56 years ago with uninterrupted annual dividends each year since inception in 1971. IHT owns and operates mid-scale hotels and is pursuing opportunities in diversified development of innovative new efficient clean energy electricity generation. Ownership of hotels takes place through Tucson Hospitality Properties and Albuquerque Suite Hotels subsidiaries. Management of hotels, and management of InnDependent Boutique Collection Hotels (IBC), is handled through RRF Limited Liability Limited Partnership (RRF), its management subsidiary. Diversified clean energy investment takes place through investment in UniGen Power Inc.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate service mid-scale hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer complementary social gathering areas and modest conference facilities. The Tucson hotel has “PJ’s” Pub and Café, as well.

The Trust is the sole general partner of RRF Limited Liability Limited Partnership, a Delaware LLLP (the “Partnership”), and owned a 79.18% interest in the Partnership as of July 31, 2026 and January 31, 2026, respectively. As of July 31, 2026, the Partnership owned a 51.69% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.90% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i)	Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the RRF LLLP Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. On July 31, 2026 and January 31, 2026, 206,696 Class A Partnership units were outstanding, representing 1.63% of the total Partnership units, respectively. Additionally, as of July 31, 2026 and January 31, 2026, 2,429,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 19.19% ownership in the Partnership. If all the Class A and B Partnership units were converted on July 31, 2026 and January 31, 2026, the limited partners in the Partnership would receive 2,635,734 Shares of Beneficial Interest of the Trust. As of July 31, 2026, and January 31, 2026, the Trust owns 10,025,724 general partner units in the Partnership, representing 79.18% of the total Partnership units.

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

At a future date, the Trust may receive cash from independent/boutique hotel reservations, and energy operations and/or full or partial sale of one or both hotels, and/or full or partial sale of its interest in IBC or UniGen diversification investment. The Trust may also receive funds from refinancing one or both hotels.

As of July 31, 2026, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $3.0 million. The Demand/Revolving Line of Credit/Promissory Note interest at 7.0% per annum, requiring interest only payments, has been paused. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity of approximately $3,000,000, which automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to approximately $3,000,000 for either party.

As of July 31, 2026, the Trust had three Revolving lines of Credit totaling $250,000 with the Pima Federal Credit Union. The lines had a zero balance as of July 31, 2026.

With approximately $247,000 of cash, as of July 31, 2026, the availability of approximately $300,000 from the combined $3,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Pima Federal Credit Union, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months or more from the date of filing this 10-Q. In addition, management is analyzing strategic options available to the Trust, including the sale or refinance of one or both Hotel properties, sale or refinance of other investments, expansion of financing, or conversion to equity through the related party note, Demand/Revolving Line of Credit, and potential improved profitability and cash flow from hotels, independent hotels management, reservation services, and energy. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in a merger or reverse merger, selling properties, refinancing, benefiting from diversified investments, or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

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

Operating results for the six months ended July 31, 2026, are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2027. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2026.

The Trust has evaluated subsequent events through the date of the filing of this Form 10-Q with the Securities and Exchange Commission. The Trust’s Auditors merged with another CPA Firm in the 2026 Second Fiscal Quarter (May 1, 2026 to July 31, 2026). Simon and Edwards, LLP are now the Auditors for the Trust, absorbing BCRG in the process.

On August 19, 2026, subsequent to the Fiscal Quarter ended July 31, 2026, the Trust and Rare Earth Financial, LLC (“REF”), an affiliate of the Trust, executed a Debt Conversion Agreement pursuant to which $3,000,000 of related-party indebtedness owed by the Trust to REF was converted into equity. The indebtedness converted consisted of $3,000,000 of principal, with no accrued interest or other amounts. In exchange for the cancellation of the indebtedness, the Trust issued 1,829,268 Shares of Beneficial Interest to REF at a conversion price of $1.64 per share, based on the closing market price of the Trust’s Shares of Beneficial Interest on the NYSE American on August 18, 2026. The transaction eliminated $3,000,000 of related-party indebtedness subsequent to July 31, 2026 and increased the Trust’s shareholders’ equity. Because the transaction occurred subsequent to July 31, 2026, it is not reflected in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2026.

The debt conversion was undertaken as part of the Trust’s efforts to strengthen its balance sheet and increase shareholders’ equity, including in support of the Trust’s plan to regain compliance with the continued listing standards of the NYSE American.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment is required of long-lived assets for the Fiscal Period ended July 31, 2026.

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

ACCOUNTS RECEIVABLES PER ASC 326

Accounts receivable are derived from guest stays and other reservations at the Hotels, and are recorded at the invoiced amount. The Trust accounts for credit losses under ASC Topic 326, which requires an estimate of expected credit losses over the contractual life of the receivables. The Trust utilizes an aging matrix to estimate the allowance, pooling receivables with similar risk characteristics. This methodology is based on historical loss experience, adjusted for current market conditions and reasonable and supportable forecasts of future economic conditions that may affect the guests’ ability to pay. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $24,000 and $7,000 in the allowance for expected credit losses for the six months ended July 31, 2026, and the Fiscal Year ended January 31, 2026.

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

NET INCOME (LOSS) PER SHARE

Basic and diluted net income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 2,635,734 Shares of the Beneficial Interest, as discussed in Note 1.

For the six months ended July 31, 2026, and 2025, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 2,635,734 in addition to the basic shares outstanding for the six months ended July 31, 2026 and the Fiscal Year ended January 31, 2026. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended July 31, 2026 and 2025 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $165,000 and $147,000 for the six months ended July 31, 2026 and 2025 respectively, and is reported in the consolidated Statement of Operations.

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

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants are exercised, shares from conversion of the note receivable and shares from the exercise of warrants could total up to approximately 15-20% of fully diluted UniGen equity.

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

As of July 31, 2026, IHT held 575,000 common shares of UniGen, purchased at a cost of $668,750. This amount has been reduced to $445,833 due to impairment loss recognized.

During the fiscal year ended January 31, 2026, the Trust evaluated its cost-method investment in UniGen common stock for impairment under ASC 321 and concluded that indicators of impairment were present, including UniGen’s continued pre-revenue status, the slower-than-anticipated pace of engineering completion (61% complete as of the reporting date), and UniGen’s ongoing need to raise additional capital to fund commercialization of its first two prototypes. Based on management’s assessment, the Trust recorded an impairment charge of $222,917 during the year ended January 31, 2026, reducing the carrying value of its 575,000 shares of UniGen common stock from a cost basis of $668,750 to $445,833.

The convertible debenture receivable was separately evaluated for impairment as of July 31, 2026, and no impairment was recorded against the note. Following the impairment of the common stock, management believes the post-impairment carrying value of $445,833 approximates fair value, recognizing that UniGen’s projects remain in the developmental R&D phase and that further changes in UniGen’s commercialization progress or capital-raising efforts could result in additional impairment in future periods.

UniGen Power Inc. (UPI), R&D development progress of the UPI efficient clean energy innovation is as follows:

1. UniGen has stated they have completed 61% of engineering, and is now focused on raising additional capital, which is an ongoing process, in which IHT may participate.

2. Due to an increasingly unreliable American power grid, increasing demand for electricity including electric vehicles, increasing demand for data center power, ballooning demand for Artificial Intelligence electricity, inflation, and supply chain pressures, the UniGen marketing team estimates product’s market has grown. The market for total electricity in the U.S. is projected to double over the next five years. The initial order for thirty UniGen 1000TA units has been reaffirmed.

James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) were both elected to similar UniGen Management positions, on February 20, 2026, and currently hold both of the two UniGen Board of Directors seats. James Wirth was elected Chairman, CEO, and President of UniGen, while Marc Berg was elected as Vice Chairman, EVP, and Secretary/Treasurer of UniGen. James Wirth and Marc Berg are the sole Directors of UniGen and are also both Officers of IHT. UniGen plans to rejuvenate the momentum of UniGen to benefit all the UniGen debt and equity holders, including IHT. This product is a potentially power industry disruptive relatively clean energy electricity generation innovation. UniGen Power, Inc., is now in the process of focusing on finalizing engineering, and completing the first two prototypes ready for testing.

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

3. OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 15, 2026, with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year were cumulative until a certain date. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). For the six months ending July 31, 2026 and 2025, the Trust sold 0 units for $10,000 per unit, respectively.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and had priority for distributions. Class B units are owned by the Partnership and had second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and had the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year were cumulative until June 30, 2016. The Trust does not accrue for these distributions as the preference periods have expired. For the six months ending July 31, 2026 and 2025, the Trust purchased 1 and 0 units for $10,000 per unit, respectively.

For the Albuquerque entity, 0 Class A units were purchased back by the Trust during the six months ended July 31, 2026. As of July 31, 2026 and January 31, 2026, respectively, the Trust held a 21.90% ownership interest, or 132.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 77.93% interest, or 471.5 Class A units. For the six months ended July 31, 2026, the Albuquerque entity made no quarterly Priority Return payments.

For the Tucson entity, as of July 31, 2026 and January 31, 2026, respectively, the Partnership held a 51.69% ownership interest, or 413.5 Class B units, in the Tucson, Mr. Wirth and his affiliates held a 0.25% interest, or 2 Class C units, and other parties held a 48.06% interest, or 384.5 Class A units. For the six months ended July 31, 2026, the Tucson entity made no quarterly Priority Return payments.

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

During the six months ended July 31, 2026 and the Fiscal Year ended January 31, 2026, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain financing as needed.

5. PROPERTY AND EQUIPMENT

As of July 31, 2026, and January 31, 2026, hotel properties consisted of the following:

HOTEL SEGMENT
	July 31, 2026	January 31, 2026
Land	$2,500,000	$2,500,000
Building and improvements	11,581,197	11,497,326
Furniture, fixtures and equipment	5,254,349	5,193,376
Total hotel properties	19,335,546	19,190,702
Less accumulated depreciation	(12,834,004)	(12,455,260)
Hotel properties, net	6,501,542	6,735,442

As of July 31, 2026, and January 31, 2026, corporate property, plant, and equipment consisted of the following:

CORPORATE PP&E
	July 31, 2026	January 31, 2026
Land	$-	$-
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,878	392,878
Total property, plant and equipment	468,540	468,540
Less accumulated depreciation	(448,994)	(447,733)
Property, Plant and Equipment, net	$19,546	$20,807

6. MORTGAGE NOTES PAYABLE

On March 29, 2022 Tucson Hospitality Properties LLLP, 51% owned by RRF LLLP, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $8.4 million to refinance it’s relatively low $ 4.5 million first position debt along with approximately $3.8 million in inter-company advances from IHT used to complete the Best Western Product Improvement Plan (“liquidity”) refurbishment of the Hotel at an interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF LLLP, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth, and the Wirth Family Trust dated July 14, 2016. As of July 31, 2026, and January 31, 2026 the mortgage loan balance was approximately $7,589,000, and $7,697,000, respectively, net of financing fees of approximately $83,000 and $84,000. The mortgage note payable is due in monthly installments of approximately $50,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona originally, and now subsequently with Pima Federal Credit Union. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. The current rate for this note was adjusted to 7.3%, in December of 2024, and was adjusted to 7.571%, in December of 2025. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2026, and January 31, 2026 the mortgage loan balance was approximately $1,092,000, and $1,115,000, respectively, net of financing fees of approximately $6,000 and $6,000, respectively. The mortgage note payable is due in monthly installments of approximately $11,000 per month.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest of up to 7.0% per annum for both a payable and receivable, interest is due quarterly but was currently paused, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to $2,000,000. On November 26, 2025 the Demand/Revolving Line of Credit/Promissory Note was extended and increased to $2,500,000. On July 24, 2026 the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of approximately $3,000,000. As of July 31, 2026, and January 31, 2026, the Trust had an amount payable of approximately $3,000,000 and $2,645,000, respectively. During the six months ended July 31, 2026 and 2025, the Trust accrued approximately $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of July 31, 2026, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable 90 days with notice, or in June 2027, whichever occurs first, and renews annually. The loan accrues interest at 5% and interest only payments shall be made monthly. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of July 31, 2026.

On July 1, 2019, the Trust and the Partnership together entered into an unsecured loan totaling $270,000 with an individual investor at 5%, interest only, payable monthly. The loan has been subsequently extended to December 2027, and renews annually. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of this loan is $270,000 as of July 31, 2026.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2026 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2027	128,876		-	128,876
2028	263,125	470,000	3,000,000	3,733,125
2029	274,685	-	-	274,685
2030	1,174,687	-	-	1,174,687
2031	241,195		-	241,195
Thereafter	6,599,071	-	$-	6,599,071
	$8,681,639	$470,000	$3,000,000	$12,151,639

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

For the six months ended July 31, 2026 and 2025, the Trust repurchased 19,912 and 0 Shares of Beneficial Interest at an average price of $1.35 and $0.00 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest from time to time, in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of July 31, 2026, and January 31, 2026, Mr. Wirth and his affiliates held 2,429,038 Class B Partnership units, which represented 19.19% of the total outstanding Partnership units, respectively. As of July 31, 2026, and January 31, 2026, Mr. Wirth and his affiliates held 6,416,296 and 6,024,613 Shares of Beneficial Interest in the Trust, respectively, which represented 68.63% and 64.07% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2026, and January 31, 2026 the Trust owned 79.18% of the Partnership. As of July 31, 2026, and January 31, 2026, the Partnership owned a 51.69% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.90% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

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

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $246,000 and $245,000 in cash for interest for the six months ended July 31, 2026 and 2025, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 for the six months ended July 31, 2026 and 2025, respectively. Cash paid for taxes for the six months ended July, 2026 and 2025 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2026 and January 31, 2026, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $121,000 and $112,000 for the six months ended July 31, 2026 and 2025, respectively. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Trust’s lease costs for the six months ended July 31, 2026:

For the Six Months Ended
July 31, 2026
Operating Lease Costs:
Operating lease cost*	76,613

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

For the Six Months Ended
July 31, 2026

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,314)

Lease obligations:
Operating leases, net	$2,189,088
Long-term obligations	$2,160,238

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2026
Operating leases	30

Weighted average discount rate	4.85%
Operating leases

The aggregate future lease payments for Operating Lease Liability as of July 31, 2026 are as follows:

For the Years Ending January 31,
2027	67,190
2028	134,391
2029	134,403
2030	134,416
2031	134,428
Thereafter	3,724,010
Total minimum lease payments	$4,328,838
Less: amount representing interest	2,139,750
Total present value of minimum payments	2,189,088
Less: current portion	$28,850
Long term portion of operating lease liability	2,160,238

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

IHT Management believes this option to buy at cost could prove to be a valuable asset of RRF, and eventually IHT in the future, if expansion of IBC is successful in the years ahead.

Rare Earth Financial LLC (REF), an affiliate majority-owned by our Chairman, President and CEO, James Wirth, entered into an agreement with the Obasa Group of Companies, on March 5, 2025, to purchase 102037739 Saskatchewan Ltd, and its subsidiary IBC. RRF LLLP, a subsidiary of IHT, agreed to become the Management Company of IBC, in an effort to rekindle earlier operations that were partially successful, until the Covid-19 pandemic in early 2020. The Note Payable to IHT was extended until June 30, 2030, with interest to be paid at 3.25%. REF intends to make interest payments potentially due in Fiscal Year 2027 (February 1, 2026 to January 31, 2027). As part of the Management Agreement, RRF obtained a five-year option to purchase IBC at the net cost of REF. If the rekindling of IBC is successful, this option could prove to be a valuable asset of IHT in the future.

As of July 31, 2026, management evaluated the carrying value of the note and determined no further impairment is needed at this time.

17. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $7 million which includes cumulative net operating loss carryforwards of $4.03 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.8 million as of January 31, 2026. We have evaluated the net deferred tax asset and determined that it is more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $5.2 million.

18. EMPLOYEE RETENTION TAX CREDIT

The Trust participated in Economic Relief through a Credit allowed for Entities that suffered financial hardship during the Covid-19 Pandemic, under the CARES (The Coronavirus Aid, Relief, and Economic Security) Act (2020), and The Consolidated Appropriations Act (2021). Both provided direct economic assistance for American workers, families, small businesses, and industries, by the U.S. Department of the Treasury along with Congress. This Credit was available for all Entities of a certain size, impacted by the Virus and who paid Employment Taxes, while working to remain solvent and viable. It is a fully refundable tax credit for Eligible Employers that paid employees to carry on a trade or business that was partially or fully suspended during any calendar year 2020; or that experienced significant decline in gross receipts during any calendar quarter in 2020, due to COVID-19.

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

19. GOING CONCERN

The Trust has incurred net losses in two of the last five fiscal years and continues to be subject to economic uncertainty, including inflationary and tariff-related pressures. These conditions were considered by management in evaluating the Trust’s ability to meet its obligations as they become due within one year after the date these financial statements are issued.

Management has evaluated its plans to address the Trust’s liquidity requirements, including continued cash flows from hotel operations and management fees, cost-reduction measures, available borrowing capacity under existing credit facilities, and the ability to obtain liquidity from its hotel assets through refinancing or disposition, if necessary.

Based on management’s evaluation of the Trust’s expected cash flows, existing liquidity and obligations due during the assessment period, management concluded that the conditions and events, considered in the aggregate, do not raise substantial doubt about the Trust’s ability to continue as a going concern.

20. BEST WESTERN REWARDS CREDITS

During the six months ended July 31, 2026, the Trust recorded approximately $38,000 in Best Western Rewards credits, consisting of approximately $4,000 related to Albuquerque Suite Hospitality LLC and approximately $34,000 related to Tucson Hospitality Properties LLLP. These were non-cash expenses, primarily related to guest free night vouchers.

21. SUBSEQUENT EVENTS

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission.

On August 19, 2026, subsequent to the Fiscal Quarter ended July 31, 2026, the Trust and Rare Earth Financial, LLC (“REF”), an affiliate of the Trust, executed a Debt Conversion Agreement pursuant to which $3,000,000 of related-party indebtedness owed by the Trust to REF was converted into equity. The indebtedness converted consisted of $3,000,000 of principal, with no accrued interest or other amounts. In exchange for the cancellation of the indebtedness, the Trust issued 1,829,268 Shares of Beneficial Interest to REF at a conversion price of $1.64 per share, based on the closing market price of the Trust’s Shares of Beneficial Interest on the NYSE American on August 18, 2026. The transaction eliminated $3,000,000 of related-party indebtedness subsequent to July 31, 2026 and increased the Trust’s shareholders’ equity. Because the transaction occurred subsequent to July 31, 2026, it is not reflected in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2026.

The debt conversion was undertaken as part of the Trust’s efforts to strengthen its balance sheet and increase shareholders’ equity, including in support of the Trust’s plan to regain compliance with the continued listing standards of the NYSE American.

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

The Trust intends to maintain a current conservative uninterrupted annual dividend policy. The Trust has returned its dividend frequency to annual, in the current Fiscal Year, to provide additional cashflow for increasing equity and investing purposes, including our current diversification investments. In the Fiscal Year ended January 31, 2026, the Trust paid dividends of $0.01 per share in the first and third quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. Most recently, the Trust paid the scheduled second semi-annual $0.01 dividend payable on August 4, 2025, for Fiscal Year 2026. The Trust paid the 2027 Fiscal Year annual dividend on February 9, 2026. The Trust plans to pay the next annual dividend for Fiscal Year 2028 on or about February 15, 2027.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our equity financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) expansion of UniGen; (vii) our plans and expectations regarding future sales of hotel properties; (viii) trends affecting our or any Hotel’s financial condition or results of operations; and (ix) potential of a future merger or reverse merger.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On July 31, 2026, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant and bar, as well as meeting/banquet room rentals.

At July 31, 2026, we owned a direct 21.90% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.69% interest in the Tucson, Arizona Hotel.

We manage InnSuites Hotels and InnDependent Boutique Collection Hotels, (IBC Hotels, LLC), offering reservations and branding services to independent hotels, with new technology reservations and booking engine technology provided, and with an option to purchase IBC Hotels, LLC, at cost over the next five years. We hold a diversification investment in UniGen Power Inc., which is developing an efficient clean energy portable efficient electricity generator innovation.

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

Over time, we expect our high risk but also high profit potential UniGen diversification efficient clean energy generation investment, to grow and provide a growing source of income in the future. We also expect profit potential from IBC management, and the five-year option to purchase IBC, LLC, at cost.

On February 20, 2026, the IHT President, Secretary/Treasurer, and CFO of InnSuites Hospitality Trust, were all three elected to similar management positions of UniGen Power, Inc. With this new UniGen Management in place, IHT expects our UniGen diversification efficient clean energy generation investment to be reinvigorated to grow and potentially provide a growing source of income in the future. In addition, our RRF Management subsidiary took over Management of InnDependent Boutique Collection, LLC (IBC Hotels), during the Fiscal Year just ended, January 31, 2026, raising expectations of additional profits in the area of independent/boutique hotel reservations, and other hotel services for Global boutique and independent resorts and hotels. Independent hotels represent half the world’s hotels and resorts.

We expect the current Fiscal Year 2027 to be stable in the domestic travel industry, stable Hotel occupancy, stable room rates, as well as continuation of current cost control all leading to stable, or moderately increasing profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now fully completed Tucson and Albuquerque hotel refurbishments, by offering fully refurbished studios and two-room suites at each location, and by maintaining popular complementary guest amenities, including complimentary hot, healthy breakfast and free high-speed Internet access.

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

The following tables show historical financial and other information for the periods indicated:

	For the Six Months Ended
Albuquerque	July 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	93.72%	91.97%	1.75%	1.90%
Average Daily Rate (ADR)	$97.61	$99.55	$(1.94)	-1.95%
Revenue Per Available Room (REVPAR)	$91.48	$91.55	$(0.07)	-0.08%

	For the Six Months Ended
Tucson	July 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	76.13%	73.11%	3.02%	4.12%
Average Daily Rate (ADR)	$93.65	$94.62	$(0.97)	-1.03%
Revenue Per Available Room (REVPAR)	$71.29	$69.17	$2.12	3.06%

	For the Six Months Ended
Combined	July 31,
	2026	2025	Change	%-Incr/Decr
Occupancy	83.42%	80.96%	2.46%	3.04%
Average Daily Rate (ADR)	$95.49	$96.95	$(1.46)	-1.50%
Revenue Per Available Room (REVPAR)	$79.66	$78.48	$1.18	1.51%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2026 COMPARED TO THE FISCAL TWELVE MONTH TRAILING ENDED JULY 31, 2025.

A summary of total operating results of the Trust for the twelve month trailing periods ended July 31, 2026 and 2025 is as follows:

	LTM July 31, 2026	LTM July 31, 2025	Change	% Change
Total Revenues	$7,592,800	$7,463,789	$129,011	2%
Operating Expenses	8,143,955	8,107,325	36,630	0%
Operating Loss	(551,155)	(643,536)	92,381	14%
Interest Income and Other	70,933	7,790	63,143	811%
Interest Expense	(489,478)	(511,257)	21,779	4%
Unigen Impairment	(222,917)	-	(222,917)	na
BW Rewards Credit	(57,914)	(275,116)	217,202	79%
Income Tax Benefit	(100)	(115)	15	13%
Consolidated Net Loss	(1,250,631)	(1,422,234)	171,603	12%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2026 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2025

A summary of total operating results of the Trust for the six months ended July 31, 2026 and 2025 is as follows:

	For the Six Months Ended July 31,
	2026	2025	Change	% Change
Total Revenues	$4,030,160	$4,004,635	$25,525	1%
Operating Expenses	4,037,460	4,020,939	16,521	0%
Operating Loss	(7,300)	(16,304)	9,004	55%
Interest Income and Other	69,433	1,500	67,933	4,529%
Interest Expense	(246,552)	(281,067)	34,515	12%
BW Rewards Credit	(37,653)	(66,358)	28,705	43%
Income Tax Benefits	-	240	(240)	(100%)
Consolidated Net Loss	(222,072)	(361,989)	139,917	39%

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

REVENUE:

For the six months ended July 31, 2026, we had total revenue of approximately $4.03 million compared to approximately $4.00 million for the six months ended July 31, 2025, an increase of approximately $26,000, or 1%. In the prior fiscal years ended January 31, 2026, 2025 and 2024, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the six months ended July 31, 2026, we had an increase in total revenue, benefitting from prior refurbishments.

Total Consolidated Net Loss for the six months ended July 31, 2026 was approximately $222,000 compared to Total

Consolidated Net Loss of approximately $362,000 for the six months ended July 31, 2025, a decrease in net loss of approximately $140,000, or 39%. Earnings Per Share based on net loss attributable to Controlling Interests were ($0.03) compared to ($0.06) in the prior-year period.

Total Equity decreased to a deficit of approximately $1.24 million at July 31, 2026, down approximately $1.43 million from Total Equity of approximately $199,000 at July 31, 2025.

Net Income before non-cash depreciation expense was approximately $131,000 for the six months ended July 31, 2026, compared to Net Income before non-cash depreciation expense of approximately $9,000 for the six months ended July 31, 2025, an improvement of approximately $149,000.

We realized a 1% increase in room revenues during the six months ended July 31, 2026 as room revenues were approximately $3.89 million compared to approximately $3.85 million for the six months ended July 31, 2025.

Combined hotel occupancy increased to 83.42% from 80.96%, an increase of approximately 3%, while Average Daily Rate decreased approximately 2% to $95.49 from $96.95. Revenue Per Available Room increased approximately 2% to $79.66 from $78.48. The increase in room revenue was driven by higher occupancy, partially offset by lower average daily rates. During the balance of Fiscal Year 2027, we expect stable hotel occupancy and modest improvements in hotel rates. InnSuites identifies the period from February 1, 2026 through January 31, 2027 as Fiscal Year 2027.

EXPENSES:

Total operating expenses were approximately $4.04 million for the six months ended July 31, 2026, reflecting an increase of approximately $17,000, or less than 1%, compared to total operating expenses of approximately $4.02 million for the six months ended July 31, 2025. The increase was primarily due to increases in sales and marketing and general and administrative expenses, partially offset by decreases in repairs and maintenance, food and beverage expenses, and real estate and personal property taxes, insurance and ground rent.

Room expenses consisting of payroll and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.31 million for the six months ended July 31, 2026 compared to approximately $1.31 million in the prior-year six-month period, an increase of approximately $5,000, or less than 1%. Room expenses remained relatively stable despite the increase in hotel occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2026, food and beverage expenses decreased approximately $19,000, or 34%, to approximately $37,000 compared to approximately $55,000 for the six months ended July 31, 2025. Food and beverage revenue increased approximately $5,000, or 8%, to approximately $60,000 from approximately $56,000 in the prior-year period.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.03 million for the six months ended July 31, 2026 increased approximately $31,000, or 3%, from approximately $1.00 million for the six months ended July 31, 2025.

Sales and marketing expense increased approximately $35,000, or 15%, to approximately $269,000 for the six months ended July 31, 2026 from approximately $234,000 for the six months ended July 31, 2025. Increased focus on sales and marketing spend drove the increase.

Repairs and maintenance expense decreased approximately $30,000, or 14%, to approximately $188,000 for the six months ended July 31, 2026 compared to approximately $217,000 for the six months ended July 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel, Management anticipates that these improvements, which comply with Best Western standards, will improve guest satisfaction and support additional revenue growth through increased occupancy and rates.

Hospitality expense remained relatively flat at approximately $311,000 for the six months ended July 31, 2026 compared to approximately $308,000 for the six months ended July 31, 2025.

Utility expense increased approximately $8,000, or 4%, to approximately $194,000 for the six months ended July 31, 2026 compared to approximately $186,000 for the six months ended July 31, 2025.

Hotel property depreciation expense increased by approximately $9,000, or 3%, to approximately $380,000 for the six months ended July 31, 2026 compared to approximately $371,000 for the six months ended July 31, 2025. Increased depreciation resulted from additional capital expenditures.

Real estate and personal property taxes, insurance and ground rent expenses decreased approximately $25,000, or 8%, to approximately $302,000 for the six months ended July 31, 2026 compared with approximately $327,000 for the six months ended July 31, 2025.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2026 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2025

A summary of total operating results of the Trust for the three months ended July 31, 2026 and 2025 is as follows:

	For the Three Months Ended July 31,
	2026	2025	Change	% Change
Total Revenues	$1,836,651	$1,798,872	$37,779	2%
Operating Expenses	2,016,860	2,037,572	20,712	1%
Operating Loss	(180,209)	(238,700)	58,491	25%
Interest Income and Other	18,695	750	17,945	2,393%
Interest Expense	(135,260)	(129,864)	(5,396)	(4%)
BW Rewards Credit	-	(33,205)	33,205	(100%)
Consolidated Net Loss	(296,774)	(401,019)	104,245	26%

REVENUE:

For the three months ended July 31, 2026, we had total revenue of approximately $1.84 million compared to approximately $1.80 million for the three months ended July 31, 2025, an increase of approximately $38,000, or 2%. In the prior fiscal years ended January 31, 2026, 2025 and 2024, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended July 31, 2026, total revenue increased, benefiting from prior refurbishments and increased sales and marketing efforts.

Total Consolidated Net Loss for the three months ended July 31, 2026 was approximately $297,000 compared to approximately $401,000 for the three months ended July 31, 2025, a decrease in net loss of approximately $104,000, or 26%. Net Loss attributable to Controlling Interests was approximately $230,000 for the three months ended July 31, 2026 compared to approximately $391,000 for the three months ended July 31, 2025, a decrease in net loss of approximately $161,000, or 41%. Net Loss Per Share - Basic and Diluted - attributable to Controlling Interests was ($0.02) compared to ($0.04) in the prior-year three-month period.

Net Loss before non-cash depreciation expense was approximately $112,000 for the three months ended July 31, 2026, compared to Net Loss before non-cash depreciation expense of approximately $213,000 for the three months ended July 31, 2025, an improvement of approximately $101,000.

We realized a 3% increase in room revenues during the three months ended July 31, 2026 as room revenues were approximately $1.77 million compared to approximately $1.72 million for the three months ended July 31, 2025, an increase of approximately $52,000. During the balance of Fiscal Year 2027, we expect stable hotel occupancy and modest improvements in hotel rates.

EXPENSES:

Total operating expenses were approximately $2.02 million for the three months ended July 31, 2026, reflecting a decrease of approximately $21,000, or 1%, compared to total operating expenses of approximately $2.04 million for the three months ended July 31, 2025. The decrease was primarily due to decreases in general and administrative expenses, repairs and maintenance expenses, and food and beverage expenses, partially offset by increases in sales and marketing expenses, room expenses, hospitality expenses and utility expenses.

Room expenses consisting of salaries and related employment taxes for property management, front office and housekeeping personnel, reservation fees and room supplies were approximately $669,000 for the three months ended July 31, 2026 compared to approximately $647,000 in the prior-year three-month period, an increase of approximately $22,000, or 3%.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2026, food and beverage expenses decreased approximately $16,000, or 55%, to approximately $13,000 compared to approximately $29,000 for the three months ended July 31, 2025. Food and beverage revenue increased approximately $1,000, or 3%, to approximately $26,000 compared to approximately $25,000 in the prior-year period.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $483,000 for the three months ended July 31, 2026 decreased approximately $48,000, or 9%, from approximately $531,000 for the three months ended July 31, 2025, primarily due to lower corporate staffing and support costs.

Sales and marketing expense increased approximately $26,000, or 25%, to approximately $133,000 for the three months ended July 31, 2026 from approximately $107,000 for the three months ended July 31, 2025. The increase reflects increased sales and marketing efforts.

Repairs and maintenance expense decreased approximately $17,000, or 16%, to approximately $91,000 for the three months ended July 31, 2026 compared to approximately $108,000 for the three months ended July 31, 2025. Having completed the property improvements at our Tucson, Arizona hotel, Management anticipates that these improvements, which comply with Best Western standards, will improve guest satisfaction and support additional revenue growth through increased occupancy and rates.

Hospitality expense increased approximately $9,000, or 6%, to approximately $159,000 for the three months ended July 31, 2026 compared to approximately $150,000 for the three months ended July 31, 2025.

Utility expense increased approximately $7,000, or 7%, to approximately $107,000 for the three months ended July 31, 2026 compared to approximately $100,000 for the three months ended July 31, 2025.

Hotel property depreciation expense remained relatively stable at approximately $185,000 for the three months ended July 31, 2026 compared to approximately $188,000 for the three months ended July 31, 2025, a decrease of approximately $3,000, or 2%.

Real estate and personal property taxes, insurance and ground rent expenses remained relatively flat at approximately $169,000 for both the three months ended July 31, 2026 and July 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Two principal sources of cash to meet our cash requirements, include monthly management/accounting fees from our two hotels and distributions of our share of the Partnership’s cash flow of the Tucson hotel, as well as quarterly distributions from the Albuquerque, New Mexico properties. Additional sources of cash include potential intercompany loans and hotel loan repayments, potential future real estate hotel sales/refinances, and potential returns on diversified investments. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona, as well as management fees from hotels and IBC reservations. Our liquidity, including our ability to make distributions to our Tucson Investors, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt including repayment of an intercompany loan related to Tucson.

Hotel operations experienced stable room rates at the Hotels in the Fiscal Year 2026, and stable occupancy, rates, and/or cost controls the First Two Fiscal Quarters of Fiscal 2027, ended July 31, 2026, as the travel industry momentum stabilizes.

With approximately $247,000 of cash as of July 31, 2026, the availability under our bank lines of credit and other credit facilities, and access to related-party financing, we believe that we will have sufficient liquidity to meet our financial obligations as they become due for at least the next twelve months from the issuance date of these consolidated financial statements. Our management is analyzing strategic options available to us, including raising additional funds, asset sales, benefiting from clean energy investments and IBC cash flow as our diversification investment matures, and a possible reverse merger. However, such transactions may not be available on terms that are favorable to us, or at all.

Subsequent to July 31, 2026, on August 19, 2026, the Trust converted $3,000,000 of indebtedness owed under its related-party Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC into 1,829,268 Shares of Beneficial Interest at $1.64 per share. The conversion eliminated $3,000,000 of related-party indebtedness and strengthened the Trust’s shareholders’ equity subsequent to the end of the Fiscal Second Quarter. The transaction did not require the use of cash and therefore provides the Trust with additional balance sheet options as it manages its liquidity and capital resources.

IHT and InnDependent Boutique Collections Hotels (IBC) agreed to extend the payment schedule on IBC’s note to June 30, 2030, as RRF, the IHT Management Subsidiary, took over IBC Management as of March 7, 2025, and obtained a five-year option to purchase IBC Hotels, LLC, at cost.

There can be no assurance that we will be successful in fully collecting receivables, refinancing debt, or raising additional or replacement funds, or that such funds will be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell or refinance certain of our assets to meet our liquidity needs, which may not be on terms that are favorable to us.

We anticipate stable leisure and business travel demand and limited additional new-build hotel supply in our markets during the current Fiscal Year 2027, and accordingly anticipate stable to moderately improving revenues and operating margins. We expect both challenges and opportunities for the remainder of the fiscal year based on fluctuating oil prices, general economic conditions, inflation and internal cost controls

Net cash used in operating activities totaled approximately $147,000 during the six months ended July 31, 2026 compared to net cash provided by operating activities of approximately $127,000 during the six months ended July 31, 2025, a decrease in operating cash flow of approximately $274,000. Consolidated Net Loss was approximately $222,000 for the six months ended July 31, 2026 compared to approximately $362,000 for the six months ended July 31, 2025, an improvement of approximately $140,000. The differences between these fiscal periods are discussed above in the Results of Operations of the Trust.

Adjustments to reconcile Consolidated Net Loss to net cash used in or provided by operating activities for the six months ended July 31, 2026 and 2025 consisted primarily of stock-based compensation, hotel property depreciation, and changes in operating assets and liabilities. Hotel property non-cash depreciation was approximately $380,000 during the six months ended July 31, 2026 compared to approximately $371,000 during the six months ended July 31, 2025, an increase of approximately $9,000.

Changes in operating assets and liabilities, including accounts receivable, prepaid expenses and other assets, operating lease liabilities, and accounts payable and accrued expenses, resulted in a net use of cash of approximately $315,000 during the six months ended July 31, 2026 compared to a net source of cash of approximately $105,000 during the six months ended July 31, 2025. The approximately $420,000 unfavorable change was primarily attributable to increases in accounts receivable and decreases in accounts payable and accrued expenses during the six months ended July 31, 2026.

Net cash used in investing activities totaled approximately $155,000 for the six months ended July 31, 2026 compared to approximately $415,000 for the six months ended July 31, 2025, a decrease in cash used of approximately $260,000. The decrease was primarily due to lower improvements and additions to hotel properties, which totaled approximately $145,000 during the six months ended July 31, 2026 compared to approximately $415,000 during the six months ended July 31, 2025. During the six months ended July 31, 2026, the Trust also made approximately $11,000 of payments on its investment in Unigen.

Net cash provided by financing activities totaled approximately $199,000 for the six months ended July 31, 2026 compared to approximately $402,000 for the six months ended July 31, 2025, a decrease of approximately $204,000. The decrease was primarily due to lower borrowings on Notes Payable - Related Party and the absence of borrowings on Notes Payable to Banks during the six months ended July 31, 2026, partially offset by the absence of dividend payments during the current-year period.

Principal payments on mortgage notes payable were approximately $130,000 during the six months ended July 31, 2026 compared to approximately $144,000 during the six months ended July 31, 2025.

Borrowings on Notes Payable to Banks were $0 during the six months ended July 31, 2026 compared to approximately $80,000 during the six months ended July 31, 2025.

Borrowings on Notes Payable - Related Party were approximately $355,000 during the six months ended July 31, 2026 compared to approximately $565,000 during the six months ended July 31, 2025.

Cash used in treasury stock activity was approximately $26,000 during the six months ended July 31, 2026 compared to $0 during the six months ended July 31, 2025.

During the six months ended July 31, 2026, payment of dividends was $0 compared with approximately $88,000 during the six months ended July 31, 2025.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of our Tucson InnSuites Hotel revenues from operation of the Hotel. The Fund is restricted by the mortgage lender for our Tucson property. As of July 31, 2026 and 2025, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotel and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2026 and 2025, approximately $145,000 and $415,000, respectively, were spent for improvements and additions to hotel properties. The capital expenditures were primarily associated with property improvements required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remainder of Fiscal Year 2027, we plan on spending less on capital improvements as we have substantially completed our property improvements at our Tucson, Arizona and Albuquerque, New Mexico hotels. Repairs and maintenance are charged to expense as incurred and approximated $188,000 and $217,000 for the six months ended July 31, 2026 and 2025, respectively.

We have minimum debt payments, net of debt discounts, of approximately $599,000 and approximately $3,263,000 due during Fiscal Years 2027 and 2028, respectively. Minimum debt payments due during Fiscal Year 2027 and 2028 include approximately $129,000 and $263,000 of mortgage notes payable, approximately $470,000 of other notes payable which are secured promissory notes outstanding to unrelated third parties, approximately $3,000,000 of notes payable to a related party.

We may seek to negotiate additional credit facilities, refinancing one or both hotels, or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. Both the Tucson and Albuquerque hotels experienced record or near record high revenues and Gross Operating Profit (GOP Profits), in Fiscal Year 2026 (February 1, 2025 to January 31, 2026). This high revenue resulted from solid occupancy and solid room rates. The positive effect on gross operating profit largely resulted due to cost control measures. Fiscal 2027 appears positive thus far, and could be favorably impacted if political unrest stabilizes, and oil prices decline, as the Fiscal Year continues. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates, hold occupancy, and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and/or financial resources than the Trust.

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

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in the innovative UniGen Power, Inc. (UniGen), efficient clean energy electricity generation company, or the underserved IBC independent/boutique hotel market. The Trust is seeking further diversification including through a merger or reverse merger with a larger non-public entity seeking an NYSE-American public stock market listing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the Fiscal Year ended January 31, 2026, filed with the SEC on May 15, 2026, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major part of our assets, are our most critical policies which has not changed in the period ended July 31, 2026. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2026 or 2025. We did not recognize a hotel properties impairment loss for the three months ended July 31, 2026 or 2025. As of July 31, 2026, our management does not believe that the carrying values of any of our hotel properties are impaired. At the end of Fiscal 2026, (February 1, 2025 through January 31, 2026),IHT recognized a partial impairment of its UniGen equity investment. Effective February 20, 2026, IHT Management assumed key management positions of UniGen with plans to reinvigorate UniGen to benefit UniGen debt and equity investors, including IHT.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

The Trust’s Management received communication from the NYSE-American on June 24, 2026, indicating IHT is not in compliance with the continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide. The notice states that the Trust reported stockholders’ deficit of approximately $(921,921) as of April 30, 2026, and losses from continuing operations and/or net losses in two of its three most recent fiscal years ended January 31, 2026.

The notice has no immediate effect on the listing or trading of the Trust’s shares of beneficial interest on NYSE American, subject to the Trust’s compliance with NYSE American’s other continued listing requirements.

The notice required the Trust to submit a plan of compliance by July 24, 2026, advising NYSE American of actions the Trust has taken or will take in an effort to regain compliance with the continued listing standards by December 24, 2027. The Trust submitted this plan of compliance timely, on July 24, 2026, to NYSE American.

The Trust’s compliance plan included, subject to applicable approvals and conditions, one or more actions intended to increase shareholders’ equity and support continued listing compliance, including conversion of a $3,000,000 related-party indebtedness into IHT equity at a market-based price, additional capital-raising transactions, debt or capitalization restructuring, strategic transactions, reduction or deferral of certain cash uses, operational initiatives intended to improve hotel gross operating profits, and seeking a larger strong financial merger or reverse merger.

Subsequent to July 31, 2026, the Trust completed one of the actions contemplated by its compliance plan. On August 19, 2026, the Trust entered into a Debt Conversion Agreement with Rare Earth Financial, LLC pursuant to which $3,000,000 of related-party indebtedness was converted into 1,829,268 Shares of Beneficial Interest at $1.64 per share. The conversion eliminated $3,000,000 of related-party indebtedness and increased the Trust’s shareholders’ equity subsequent to the Fiscal Second Quarter. The Trust intends to continue pursuing actions under its compliance plan designed to regain compliance with the NYSE American continued listing standards within the applicable plan period.

Upon NYSE American acceptance, the Trust’s compliance plan, the Trust will be subject to periodic review, including quarterly monitoring, for compliance with the plan. If the NYSE American does not accept the plan, if the Trust does not regain compliance by December 24, 2027, or if the Trust does not make progress consistent with the plan during the plan period, NYSE American may initiate delisting proceedings.

The notice also stated that the Trust will be added to the list of NYSE American noncompliant issuers and a below compliance indicator, “.BC,” will be disseminated with the Trust’s ticker symbol. The website posting and indicator will be removed when the Trust has regained compliance with all applicable continued listing standards.

There can be no assurance that NYSE American will accept the Trust’s compliance plan, that any proposed transaction or initiative will be completed, that the Trust will be able to regain compliance within the plan period, or that the Trust will otherwise remain in compliance with other NYSE American continued listing standards. The Trust seeks to take steps as needed/where needed, to maintain continued listing Equity requirement standards.

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

A reconciliation of net income (loss) attributable to controlling interests to Adjusted EBITDA for the six and three months ended July 31, 2026 and 2024 is approximately as follows:

	For the Six Months Ended July 31,
	2026	2025
Net loss attributable to controlling interests	$(249,000)	$(512,000)
Add back:
Depreciation	380,000	371,000
Interest expense	247,000	281,000
Less:
Interest Income	(31,000)	(2,000)
Adjusted EBITDA	$347,000	$138,000

	For the Three Months Ended July 31,
	2026	2025
Net loss attributable to controlling interests	$(230,000)	$(391,000)
Add back:
Depreciation	185,000	188,000
Interest expense	135,000	130,000
Less:
Interest Income	(16,000)	(1,000)
Adjusted EBITDA	$74,000	$(74,000)

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

An approximate reconciliation of results attributable to controlling interests to FFO for the six and three months ended July 31, 2026 and 2025:

	For the Six Months Ended July 31,
	2026	2025
Net loss attributable to controlling interests	$(249,000)	$(512,000)
Add back:
Depreciation & other non-cash expenses	418,000	437,000
Non-controlling interest	27,000	150,000
FFO	$196,000	$75,000

	For the Three Months Ended July 31,
	2026	2025
Net loss attributable to controlling interests	$(230,000)	$(391,000)
Add back:
Depreciation & other non-cash expenses	185,000	221,000
Non-controlling interest	(66,000)	(10,000)
FFO	$(111,000)	$(180,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to continue to seek buyers for one or both of our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and Estimated Market Asking Price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$803,609	$1,092,400	9,500,000
Tucson Oracle	5,697,933	7,589,239	18,500,000
	$6,501,542	$8,681,639	$28,000,000

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

INFLATION

We rely on the performance of the Hotels and InnSuites ability to increase rates to keep pace with inflation. Operators of hotels in general, and InnSuites in particular, can change and do change room rates often and quickly, but competitive pressures may limit InnSuites ability to raise rates as fast as or faster than inflation. During Fiscal Year 2026, ended January 31, 2026, InnSuites did experience increases in rates to offset the inflationary increase labor and other expenses. During the current Fiscal 2027, rates are stable.

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

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% ($15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. IHT Officers as newly elected UniGen management, were installed on February 20, 2026, at the beginning of the IHT Fiscal First Quarter (February 1, 2026 through January 31, 2027). New Management is looking to complete UniGen engineering and assemble two working UniGen TA1000 prototypes within the next 24 months.

The Trust has purchased in addition approximately 575,000 shares of UniGen stock, and holds Warrants with expiration dates extended to June 30, 2029.

On the Trust’s balance sheet, the investment of the $1,445,883 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $445,883 of UniGen Common Stock (575,000 shares), at cost after impairment. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

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

As of February 20, 2026, James Wirth (IHT President) and Marc Berg (IHT Executive Vice President) constituted 100% of the UniGen Board, focused to assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

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

On March 5, 2025, REF , an investment entity owned by the chairman and family of IHT majority shareholder, purchased IBC Hotels, LLC, and hired RRF LLLP, the management company subsidiary of InnSuites Hospitality Trust (IHT), to manage the rebirth of IBC, to benefit from the substantial unfulfilled need worldwide for Independent Boutique hotel and resort reservations, Boutique branding, and related hotel services. In the process, RRF LLLP, a 79.18% owned subsidiary of IHT and manager of IHT hotels, obtained a five-year option to purchase, at cost, IBC Hotels, LLC . This option is believed to provide IHT a valuable opportunity, if successful, to profit from the revitalization of InnDependent Boutique Collection (IBC Hotels).

Covid had profound initial adverse effects on the travel industry, with reservation companies consolidating to two primary international reservation providers. With travel now having rebounded, these two large reservation providers each hold multibillion-dollar valuations concentrating primarily on branded hotels.

Independent, and Boutique hotels and Resorts represent half the world’s hotels continue operation with an unfulfilled need offering significant opportunity to a provider of independent hotel reservations, boutique hotel branding, and hotel services focused on independent hotels. IHT is now in a position to benefit from this global profit opportunity through its management subsidiary, obtaining a management contract to operate IBC Hotels, LLC, and also obtaining a five-year option to purchase, at cost, IBC Hotels, LLC.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel achieved record or near record revenue and/or record or near Gross Operating Profit (GOP) results for the Fiscal Year ended January 31, 2026, and the Fiscal First Half of Fiscal Year 2027. Total Revenues increased to approximately $7.6 million for Fiscal Year 2026 (February 1, 2025 through January 31, 2026). Total Revenues increased to approximately $4.03 million for the Fiscal First Half of Fiscal Year 2027. Solid hotel revenue results are expected for the two hotels, during the Second Fiscal Half of 2027, (August 1, 2026 to January 31, 2027). Despite the world geo-political uncertainty, IHT hotel operations contributed to a solid start in the current 2027 Fiscal Year (February 1, 2026, through January 31, 2027), with both the Tucson Hotel and Albuquerque Hotel achieving record or near record results for the combined months of February through July 2026, of the current Fiscal Year. Combined Revenue for both hotels was approximately $4.03 million for the First six Fiscal Months of Fiscal 2026, a new combined record level.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were fully effective as of July 31, 2026.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was fully effective as of July 31, 2026.

Management’s Remediation Initiatives

In an effort to remediate past deficiencies and enhance the Trust’s internal control over financial reporting, the Trust previously increased its technical accounting expertise through an increasingly seasoned Chief Financial Officer, and in Fiscal Year 2026 promoting its Corporate Controller to Senior Controller, and promoting one of its full-time Senior Staff Accountants to Assistant Controller, to assist with the Trust’s technical accounting and internal controls. The CFO has extensive public company reporting experience, to further assist with the Trust’s technical accounting and internal controls.

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

Our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the six months ended July 31, 2026 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were continued positive changes in our internal control over financial reporting during Fiscal Year 2026, as well as the six months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With the several additions aforementioned above, these new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

For the six months ended July 31, 2026 and 2025, the Trust repurchased 19,912 and 0 Shares of Beneficial Interest at an average price of $1.35 and $0.00 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management continues to believe the Trust share price does not recognize the Trust’s full value and/or full potential, due to depreciated book values significantly below market value, continued strengthening of hotel operations and cost controls, with potential additional room rate increases and occupancy increases, the substantial potential of the UniGen efficient clean energy investment, and the redevelopment of IBC Hotels for independent hotels, including its five-year option to purchase at cost, if successful. During the three months ended July 31, 2026, the Trust acquired 16,165 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2026 (February 1, 2025 to January 31, 2026), the Trust repurchased 265,087 IHT Shares at an average price of $1.72 per share.

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

INNSUITES HOSPITALITY TRUST

Date: September 14, 2026	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2026	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

